Form 10-K405
period 1997-12-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1998-05-06
CIK 1048897

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

                        COMMISSION FILE NUMBER 000-23349
                       DISPATCH MANAGEMENT SERVICES CORP.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                              13-3967426
         (State of incorporation)                                                     (IRS Employer
                                                                                   Identification No.)
           65 WEST 36TH STREET
            NEW YORK, NEW YORK                                                            10018
 (Address of Principal Executive Offices)                                              (Zip Code)

       Registrant's telephone number, including area code: (212) 268-2910

           Securities registered pursuant to Section 12(b)of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of April 28, 1998 (based on the last reported sales price of the Registrant's Common Stock, par value $0.01, as reported on The Nasdaq National Market on such date) was approximately $243,666,567. As of April 28, 1998, 11,462,474 shares of Common Stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE.
================================================================================

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I
ITEM 1.       BUSINESS....................................................      1
ITEM 2.       PROPERTIES..................................................      5
ITEM 3.       LEGAL PROCEEDINGS...........................................      5
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      5
                                     PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................      6
ITEM 6.       SELECTED FINANCIAL DATA.....................................      7
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................      9
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................     14
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     14
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..................................     14
                                     PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     15
ITEM 11.      EXECUTIVE COMPENSATION......................................     16
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................     18
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     18
                                     PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.......................................................     19
                                      ANNEX

              SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING
                STATEMENTS................................................    A-1

     THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY DISPATCH MANAGEMENT SERVICES CORP. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING STATEMENTS" UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF DISPATCH MANAGEMENT SERVICES CORP. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 AND ANNEX A TO THIS FORM 10-K, AND ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                     PART I

ITEM 1.  BUSINESS

     In connection with the closing of initial public offering (the "Offering") of the common stock, $.01 par value (the "Common Stock"), of the Company in February 1998, the Company acquired, in separate combination transactions (the "Combinations"), 38 urgent, on-demand, point-to-point courier firms and one software firm (each, together with the software firm, a "Founding Company," and collectively, the "Founding Companies"). The Company operates the brands acquired in certain of the Combinations (each, a "Brand") through agreements (each, a "Brand Manager Agreement") with former owners (each, a "Brand Manager"). Unless otherwise indicated or the context otherwise requires, references to the "Company" and "DMS" herein mean Dispatch Management Services Corp., its subsidiaries and the Founding Companies. The Company was incorporated under the laws of the State of Delaware on September 8, 1997. The Company's principal executive offices are located at 65 West 36th Street, New York, New York 10018, and its telephone number at that address is (212) 268-2910.

GENERAL

     The Company was recently formed to create one of the largest providers of urgent, on-demand, point-to-point ("Point-to-Point") delivery services in the world. The Company focuses on Point-to-Point delivery by foot, bicycle, motorcycle, car and truck and operates in 18 of the largest metropolitan markets in the United States as well as in London, U.K. and Wellington, New Zealand. The Company believes that it has the largest market share of Point-to-Point delivery service companies operating in each of London, New York City, San Francisco, Atlanta, Washington, D.C. and Seattle. Although several large, national, publicly traded companies have begun to consolidate other segments of the delivery industry, the Company believes that it is the only courier firm focused exclusively on consolidating the highly fragmented Point-to-Point delivery industry. The Company's pro forma combined revenues for the year ended December 31, 1997 was $151.6 million. Prior to the consummation of the Offering, the Company conducted no operations other than in connection with the Offering and the Combinations and generated no revenues other than the receipt of licensing fees.

THE DMS MODEL

     Management believes that the Company's distinctive operating methodology (the "DMS Model") significantly differentiates it from both local market competitors and other large, same-day delivery service providers who compete in the Point-to-Point delivery industry on a limited basis. The DMS Model is designed to reduce operating complexities inherent in the Point-to-Point delivery industry. Key elements of the DMS Model include: (i) restructuring the Company's courier operations into three distinct operating functions relating to dispatch management, road management and marketing management; (ii) utilizing proprietary software to manage order entry and delivery completion, on-time performance and transaction processing; (iii) operating multiple brands in local markets in order to target specific customers through individual brand identities and capitalize on niche marketing opportunities; (iv) empowering the courier fleet, rather than dispatchers, to determine optimal use of road resources ("Free Call Dispatch"); and (v) incentivizing the Company's workforce in each of the three operating functions to maximize efficiency and profitability.

     The Company believes that the DMS Model provides it with significant competitive advantages, including the ability to provide higher levels of customer service and to guarantee the delivery of a parcel within a specified time period. Customers are not charged if the delivery is not made within the specified time period. The Company also believes that implementation of the DMS Model creates an entrepreneurial environment which facilitates increased personnel utilization and lower transaction processing costs as a percentage of revenue, resulting in increased profitability. In addition, the Company believes the reduction of operating complexity allows the Company to substantially increase the number of transactions the Company is able to process with minimal incremental cost.

     The Company's founders and senior executives have significant experience operating Point-to-Point courier companies or consolidating back-office operations of transaction-oriented Fortune 100 companies. The

Company's founder created the DMS Model in 1991. Since 1994 and through April 28, 1998, the Company's management team has introduced certain components of the DMS Model and has refined the DMS Model through licensing arrangements with a number of courier firms, including 27 Founding Companies in 15 of the 20 markets in which the Company operates. These companies collectively represented 46.4% of the Company's 1997 pro forma combined revenues. The Company's founders and management team have developed and have begun implementing a conversion and integration plan with each of the Founding Companies in order to expedite the full conversion to the DMS Model.

     The Company's growth strategy is intended to increase revenue and profitability by increasing market penetration in existing markets and expanding into new markets. A key element of the Company's growth strategy is to acquire additional brands in existing markets. The Company believes that it will be able to achieve operating efficiencies by converting acquired companies to the DMS Model and consolidating their operations into existing DMS operations. The Company intends to further develop its relationships with existing clients and to expand its client base by (i) niche marketing the Company's services through multiple brands in each market and (ii) providing enhanced services not currently provided to customers, such as guaranteed, on-time delivery. The Company intends to enter new markets by acquiring companies which on a combined or stand-alone basis will make the Company the largest or second largest provider of Point-to-Point delivery services in such market. The Company also intends to expand its 1-800-COURIER(TM) network, which currently is operating in seven markets, and its 1-800 DELIVER(TM) brand, to develop a premium branded national accounts program. Although barriers to entry in the Point-to-Point delivery services market traditionally have been low, the Company believes, based on the operating experience of several members of management, that the DMS Model will allow it to provide higher levels of customer services than traditionally available from its competitors, thereby permitting the Company to charge premium prices for these services.

THE FOUNDING COMPANIES

     The Founding Companies are listed below by area of operation and brand name:

NEW YORK METRO AREA
Earlybird Courier Service(1)
Atlantic Freight Systems(1)
Zoom Courier(1)
Bullit Courier Services

LONDON, U.K.
West One
Security Despatch

SAN FRANCISCO
Aero Special Delivery
S-Car-Go Courier(1)
Battery Point(1)
Zap Courier and Crosstown Messenger(1)
Studebaker(1)

ATLANTA
A Courier(1)
MLQ Express
Express Air Messenger(1)

MINNEAPOLIS/PHOENIX
American Eagle/1-800 COURIER(TM)(1)

WASHINGTON, D.C.
Washington Express(1)
Rocket Courier(1)
AFS Courier(1)

DENVER
Kangaroo Express(1)
1-800 COURIER(TM)(1)

LOS ANGELES
National Messenger(1)
1-800 COURIER(TM)

SEATTLE
Fleetfoot(1)
Jet City(1)

DETROIT
Express Messenger(1)

HOUSTON
A&W Couriers(1)
Houston Flash(1)

BOSTON
1-800 COURIER(TM)(1)
Christian Courier(1)
Time Couriers(1)

CHICAGO
Deadline Express(1)

PORTLAND
1-800 COURIER(TM)Portland(1)

DALLAS
Striders Courier(1)
United Messengers(1)

PHILADELPHIA
Time Cycle(1)

WELLINGTON, NEW ZEALAND
Kiwicorp Limited(1)

SOFTWARE COMPANY
Fleetway

---------------

(1) Indicates Founding Companies that operate under Brand Manager Agreements between Brand Managers and the Company pursuant to which each Brand Manager is responsible for managing his or her Brand to maximize its revenues and profit margin. The Brand Manager Agreement can be terminated by the Company under certain limited conditions.

CUSTOMERS

     The Company currently has more than 22,500 customers, including professional service organizations, large corporations, healthcare institutions and retail and manufacturing firms. No one customer accounts for more than 5% of the Company's sales. Customers typically do not enter into contracts for the long-term supply of Point-to-Point delivery services.

COMPETITION

     The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in the local market. In addition, several large, national, publicly traded companies have begun to consolidate segments of the delivery industry through the acquisition of independent courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into the Point-to-Point market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of such companies have greater financial resources and brand name recognition than the Company. The Company believes that the principal competitive factors in the Point-to-Point delivery industry are reliability, service flexibility and pricing.

FINANCIAL REPORTING SYSTEMS

     Management has selected the existing billing and financial system of one of the largest Founding Companies as the basis for integrating its network of Dispatch Management Service Centers ("DMS Centers") into a common financial reporting platform. Information regarding customer accounts, pricing and administrative and courier costs is available for management to monitor revenue and gross margins, thereby enabling management to identify emerging trends and manage customer pricing and courier commissions to maximize profitability. The Company believes that its current financial reporting system is sufficient to accommodate the centralization of all collections, billing and treasury functions and to support the implementation of the Company's growth strategy.

REGULATION AND SAFETY

     The Company's operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In connection with the operation of certain motor vehicles and the handling of hazardous materials, the Company is subject to regulation by the United States Department of Transportation and the corresponding agencies in the states in which such courier operations occur. The Company's relationship with its employees is subject to regulations that relate to occupational safety, hours of work, workers' compensation and other matters. To the extent the Company holds licenses to operate two-way radios to communicate with couriers, the Company is also regulated by the Federal Communications Commission.

     The Company currently carries liability insurance which the Company believes is adequate. In addition, independent contractors are required to maintain liability insurance of at least the minimum amounts required by state law and to provide the Company with a certificate of insurance verifying that they are in compliance.

INTELLECTUAL PROPERTY

     The Company continually develops and refines the DMS Model and enhances existing proprietary technology. The Company primarily relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company has registered several trade and service marks, including: DMS Corp.(TM), 1-800-COURIER(TM) and 1-800-DELIVER(TM). The Company also owns the Internet domain name "www.DMS-Corp.com."

EMPLOYEES AND INDEPENDENT CONTRACTORS

     The Company currently has a work force of approximately 4,000 people, including approximately 3,300 couriers, 640 operations staff and 60 people in management positions. Of the couriers, approximately 2,000 are employees and 1,300 are independent contractors. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees and independent contractors is good.

RECENT DEVELOPMENTS

     On April 7, 1998, the Company acquired all of the outstanding capital stock of Delta Air & Road Transport PLC ("Delta"), a company engaged primarily in on-demand and scheduled delivery services, for $21.7 million in cash and $3.0 million of contingent consideration which may be paid in the future depending upon the attainment of certain performance criteria. Delta, headquartered in London, has forty offices located throughout the United Kingdom and reported 1997 revenues of approximately $33 million.

ITEM 2.  PROPERTIES

     The Company operates from 92 leased facilities, which total approximately 330,000 square feet. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space for Company equipment as well as for the strategic stockpiling of service repair items for certain customers. The Company generally intends to continue to consolidate the back-office operations and road operations into single DMS Centers and Road Management Service Centers ("RMS Centers") located within each market. This is likely to result in the reduction of a number of facilities operated by the Company. The Company has commenced the process of evaluating its needs for facilities in the various metropolitan areas in which it operates and identifying the existing facilities best suited for those purposes.

     The table below summarizes the location of the Company's existing facilities.

                                                              NUMBER OF
LOCATION                                                      FACILITIES
--------                                                      ----------
United Kingdom..............................................      42
New York Metropolitan Area..................................      15
San Francisco, CA...........................................       5
Atlanta, GA.................................................       3
Dallas, TX..................................................       3
Denver, CO..................................................       3
Los Angeles, CA.............................................       3
Seattle, WA.................................................       3
Detroit, MI.................................................       2
Washington, D.C.............................................       2
Boston, MA..................................................       1
Charlotte, NC...............................................       1
Chicago, IL.................................................       1
Hollis, NH..................................................       1
Houston, TX.................................................       1
Minneapolis, MN.............................................       1
Nashville, TN...............................................       1
Phoenix, AZ.................................................       1
Portland, OR................................................       1
Philadelphia, PA............................................       1
Wellington, New Zealand.....................................       1

     The Company's corporate headquarters are located in New York, New York. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of the legal proceedings currently outstanding will have a material adverse effect on the Company's business, financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent in lieu of a special meeting of stockholders of the Company effective as of November 26, 1997, all of the outstanding shares of Common Stock entitled to vote approved an amendment to the Company's Certificate of Incorporation to provide for (i) the indemnification by the Company of the Company's officers and directors to the fullest extent permitted under Delaware law, (ii) the advancement of expenses incurred by such directors and officers in proceedings to which they may be party as a result of their status as directors and officers and (iii) the indemnification, at the discretion of the Board of Directors, of other persons from time to time as deemed appropriate by the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE INFORMATION

     The Company's Common Stock began trading in The Nasdaq National Market under the symbol "DMSC" on February 6, 1998. Accordingly, market price information is not available for 1997. The following table details the high and low sales prices for the Common Stock as reported by The Nasdaq National Market for the periods indicated:

                                                               HIGH       LOW
                                                              -------   -------
February 1998...............................................  $17.500   $13.500(1)
March 1998..................................................   16.875    14.750
April 1998 (through April 28, 1998).........................   25.250    15.875

---------------

(1) The initial public offering price was $13.25 per share.

     On April 28, 1998 (i) the last sale price of the Common Stock as reported on The Nasdaq National Market was $23.875 per share and (ii) there were 167 holders of record of the Common Stock.

     The Company has never paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning unregistered sales of securities by the Company.

     The Company was incorporated in September 1997. The Company is the successor in interest by merger (the "Merger") to Dispatch Management Services, LLC ("DMS LLC"), a Nevada limited liability company that was formed in November 1996 to pursue a consolidation of the courier industry. Prior to the Merger, DMS LLC issued membership interests to certain employees and third-party investors of DMS LLC in the transactions set forth below. The Company is also the successor in interest by merger of Kiwi Express Software, L.L.C., a Delaware limited liability company.

     In July 1997, the Company issued $1,000,000 principal amount of notes to DMS Equity Investors Limited Partnership in connection with a bridge loan from such partnership to DMS LLC for $1,000,000. In connection with this bridge loan, DMS LLC issued Class B membership interests for $2,858 in cash. After the Merger the membership interests were converted into shares of Series A Preferred Stock of the Company that upon the completion of the Offering converted into shares of Common Stock representing a 1.4% interest in the Company.

     From May through September 1997, DMS LLC issued Class B membership interests in DMS LLC to thirty-three individuals who purchased such interests for aggregate consideration of $862,000 in cash. After the Merger these Class B membership interests were converted into shares of Series A Preferred Stock of the Company that upon completion of the Offering converted into shares of Common Stock representing a 1.3% interest in the Company (as of April 28, 1998).

     In September and November 1997, the Company entered into acquisition agreements with the Founding Companies pursuant to which the Company issued to the owners of such Founding Companies 3,378,642 shares of Common Stock as acquisition consideration.

     In December 1997 and January 1998, the Company issued approximately $1.1 million principal amount of notes to certain individuals in connection with the December Bridge Loan (as hereinafter defined) for approximately $1.1 million consideration.

     The foregoing offers and sales of unregistered securities of the Company were made in reliance on the exemption from registration contained in Section 4(2) under the Act.

USE OF PROCEEDS

     In connection with the Offering, the Company's Registration Statement on Form S-1 (Registration No. 333-39971) was declared effective on February 5, 1998. The managing underwriters were Prudential Securities Incorporated and CIBC Oppenheimer. The Offering commenced on February 6, 1998, all securities offered thereby were sold and the Offering has terminated. The securities registered consisted of 6,900,000 shares (the "Offered Shares") of Common Stock, all of which were sold for the account of the Company.

     The Offered Shares were sold at a price to the public of $13.25 per share, for aggregate gross proceeds of $91.4 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $15.1 million, resulting in net offering proceeds of approximately $76.3 million.

     As of April 28, 1998, the net proceeds have been used as follows: (i) approximately $60.0 million to pay the cash portion of the purchase prices for the Founding Companies, of which $14.7 million is subject to earn-out provisions and (ii) approximately $8.6 million for repayment of indebtedness. The remaining net proceeds of the Offering were used for working capital, capital expenditures and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

     On February 11, 1998, the Company acquired the Founding Companies simultaneously with and as a condition to the closing of the Offering. In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting. In accordance with SAB 97, the Company has been identified as the "accounting acquiror" in connection with the Combinations. The following unaudited summary pro forma statement of operations data for the Company have been adjusted to give effect to (i) the consummation of the Combinations and (ii) certain pro forma adjustments to the historical financial statements as described in the notes below. The following unaudited summary pro forma combined balance sheet data for the Company have been adjusted to give effect to (i) the consummation of the Combinations and (ii) the consummation of the Offering and the application of the net proceeds therefrom. The summary pro forma data are not necessarily indicative of the Company's operating results or financial position that might have occurred had the events described above been consummated at the beginning of the period and should not be construed as representative of future operating results or financial position. The summary pro forma combined financial data should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and the related notes thereto and the historical financial statements of the Founding Companies and the related notes thereto included elsewhere herein.

                                                                   TWELVE
                                                                MONTHS ENDED
                                                              DECEMBER 31, 1997
                                                                  PRO FORMA
                                                              -----------------
Statement of Operations Data(1):
Revenues....................................................     $  151,604
Cost of revenues............................................         94,141
                                                                 ----------
Gross profit................................................         57,463
Operating Expenses:
  Sales and marketing expenses..............................          6,660
  General and administrative expenses(2)....................         14,660
  Other operating expenses..................................         26,830
  Depreciation and amortization(3)..........................          4,394
                                                                 ----------
Operating income............................................          4,920
Interest and other expense, net(4)..........................             92
                                                                 ----------
Income before income taxes..................................          4,828
Provision for income taxes(5)...............................          2,181
                                                                 ----------
Net income..................................................     $    2,647
                                                                 ----------
Net income per share........................................     $     0.25
                                                                 ==========
Shares used in computing pro forma net income per
  share(6)..................................................     10,784,673

                                                                 AS OF DECEMBER 31, 1997
                                                              -----------------------------
                                                               PRO FORMA       PRO FORMA AS
                                                              COMBINED(7)      ADJUSTED(8)
                                                              -----------      ------------
Balance Sheet Data:
Working capital (deficit)...................................   $(45,686)(9)      $ 14,425
Total assets................................................    117,522           136,685
Long term debt, net of current maturities...................      3,154             1,654
Stockholders' equity........................................     32,858           109,133

---------------

(1) The pro forma combined statement of operations data assumes that the Combinations and the disposition of a business segment at one of the Founding Companies occurred on January 1, 1997.
(2) The pro forma combined statement of operations data reflect pro forma reductions in (i) salaries, bonuses and benefits to the owners of the Founding Companies (the "Compensation Differential") aggregating approximately $2.0 million and (ii) royalty payments made by certain Founding Companies related to franchise agreements which were terminated with the closing of the Combinations.
(3) Consists of amortization of goodwill recorded as a result of the Combinations computed on the basis described in the Note 3 of the Notes to the Unaudited Pro Forma Combined Financial Statements.
(4) Reflects the reduction of interest expense related to certain indebtedness paid from the proceeds of the offering.
(5) Assumes the Company is subject to a corporate income tax rate of 38%. The higher resulting effective tax rate is due to the amortization of certain goodwill expenses which are not tax deductible.
(6) Includes: (i) 3,378,642 shares to be issued to owners of certain of the Founding Companies; (ii) 1,183,884 shares held by the existing stockholders of the Company; and (iii) the 6,222,147 shares required to be sold in the Offering to pay the cash portion of the Combination consideration, the expenses associated with the Offering and the Combinations, and to repay certain indebtedness of the Company.
(7) The pro forma combined balance sheet data assume that the Combinations were consummated on December 31, 1997.
(8) Adjusted for the sale of the 6,900,000 shares of Common Stock offered by the Company hereby and the application of the estimated net proceeds therefrom. See "Use of Proceeds."
(9) Reflects $45.3 million of cash consideration due to certain owners of the Founding Companies pursuant to the Combinations and excludes $14.7 million subject to the Earnout. See "The Company The Combinations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Item
6. Selected Financial Data," "Item 8. Financial Statements and Supplementary Data," the Unaudited Pro Forma Combined Financial Statements of the Company and the related Notes thereto, the Founding Companies' Audited Historical Financial Statements and the related Notes thereto appearing elsewhere in this Report and the Safe Harbor Compliance Statement for Forward-Looking Statements presented as an Annex and as Exhibit 99.1 to this Report.

INTRODUCTION

     The Company was recently formed to create one of the largest providers of Point-to-Point delivery services in the world and consummated the Offering in February 1998. The Company focuses on Point-to-Point delivery by foot, bicycle, motorcycle, car and truck and operates in 18 of the largest metropolitan markets in the United States as well as in London, U.K. and Wellington, New Zealand. The Company's pro forma combined revenues for the years ended December 31, 1997 and 1996 were $151.6 and $136.7 million, respectively. As of December 31, 1997, the Company conducted no operations other than in connection with the Offering and the Combinations, and generated no revenues other than the receipt of licensing fees.

BASIS FOR PRESENTATION

     Management does not believe that a period-to-period comparison of the results of operations of the Founding Companies whose financial statements are included elsewhere in this Report would be meaningful. The Founding Companies have been managed as independent private companies and, as such, their results of operations reflect different corporate and tax structures which have been influenced by, among other things, their historical levels of owners' compensation. The owners of the Founding Companies have agreed to certain reductions in their salaries, bonuses and benefits in connection with the organization of the Company. The Compensation Differential (as discussed in the Notes to the Unaudited Pro Forma Combined Financial Statements of the Company included elsewhere in this Report) for the year ended December 31, 1997 was $2.0 million and has been reflected as a pro forma adjustment in the Unaudited Pro Forma Combined Statement of Operations. In addition, the Company has reflected as a pro forma adjustment the reduction in interest expense resulting from the repayment of certain indebtedness of the Company and the Founding Companies. The Unaudited Pro Forma Combined Statements of Operations include a provision for income tax as if the Company were taxed as a C corporation.

     Neither all of the anticipated savings nor all of the anticipated costs of implementation of the DMS Model have been included in the unaudited pro forma financial data presented herein because such matters are not presently quantifiable with any degree of certainty. Based on experience to date, the Company believes that it will realize savings from: (i) increased productivity of courier fleets; (ii) increased productivity of dispatchers and order takers;
(iii) greater volume discounts from suppliers; (iv) consolidation of insurance programs and treasury functions; and (v) consolidation of other corporate operations, such as financial and management reporting. Integration of the Founding Companies may also present opportunities to reduce costs through the elimination of duplicative functions and through increased employee utilization. However, the Company expects to incur significant additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion.

     Revenues. The Company primarily earns revenues from fees charged for Point-to-Point delivery services with the remainder of revenues being derived from strategic stocking and other services. Revenues consist primarily of charges to customers for individual delivery services and weekly or monthly charges for other ongoing services. Revenues are recognized when packages are delivered. The revenue per transaction for a particular delivery service is dependent upon a number of factors, including the time sensitivity of a particular delivery, special handling requirements and local market conditions.

     Cost of Revenues. Cost of revenues consists of costs relating directly to performance of services, including earned courier compensation and employee benefits, if any, vehicle lease expenses and the cost of managing the Company's courier fleet. The Company believes that the Point-to-Point delivery business generally offers higher gross margins than scheduled or routed deliveries, which results from lower courier compensation as a percentage of revenues as well as premium pricing for the time sensitive deliveries. The Company's couriers have historically been compensated based on a fixed percentage of the revenue for a delivery. However, the Company is in the process of realigning courier compensation to an effort-based standard. Management believes that this structure maximizes courier fleet productivity and allows it to better manage its pricing policies and gross margin.

     Sales and Marketing Expenses. Sales and marketing expenses include expenses related to new business development, account management and local brand marketing initiatives, including Brand Manager compensation, sales commissions and advertising and other promotional expenses. The Company anticipates the need for additional investment in sales and marketing initiatives and the implementation and execution of the 1-800-DELIVER(TM) and 1-800-COURIER(TM) national brand strategies. Prior to the consummation of the Combinations, compensation expenses for the former owners of the Founding Companies were classified as the general and administrative expenses of the Founding Companies. Payments under Brand Manager Agreements and compensation to sales personnel now appear in sales and marketing expenses.

     General and Administrative Expenses. General and administrative expenses include salaries and benefits of management and administrative staff, professional fees, expenditures for research and development, training costs and expenses related to comprehensive insurance programs.

     Other Operating Expenses. Other operating expenses, primarily related to the cost of operating the DMS Centers, include costs associated with call capture, dispatch management, customer service and local supervisory personnel.

     Depreciation and Amortization. The Company has no significant investment in warehousing facilities or transportation equipment and, as such, depreciation expense primarily relates to the depreciation of office, communication and computer equipment. Amortization expense primarily relates to the amortization of acquisition goodwill. In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that the Combinations be accounted for using the purchase method of accounting. A total of $700,000 of the purchase price of Fleetway Systems has been allocated to in-process research and development and will be expensed upon the closing of the Combinations. In addition, approximately $740,000 of the purchase price of Fleetway Systems has been allocated to internally developed software and will be amortized over a period of five years. The excess of the fair value of the consideration paid in the Combinations over the fair value of the net assets acquired totaled approximately $75.2 million. This excess purchase price is recorded as goodwill on the Company's balance sheet. Goodwill is amortized as a non-cash charge to the income statement over a period ranging from 5 to 40 years. The pro forma impact of this amortization expense for the year ended December 31, 1997 was approximately $2.2 million, of which approximately $1.1 million was deductible for income tax purposes. The Company expects to continue to make acquisitions and anticipates that certain acquisitions will be accounted for using the purchase method of accounting. As a consequence, in the future the Company will incur additional expense for the amortization of acquired intangible assets, primarily goodwill.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     The pro forma combined results of operations of the Founding Companies for the period presented may not be comparable to, and may not be indicative of, the Company's post-Combination results of operations because: (i) the Founding Companies were not under common control or management during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and the costs of being a public company; and (iii) the combined data do not reflect potential benefits and cost savings the Company expects to realize by operating as a combined entity. The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and the related Notes thereto and certain Founding Companies' Historical Financial Statements and the Notes thereto appearing elsewhere in this Report.

     The following table sets forth the combined results of operations of the Founding Companies on a pro forma combined basis and as a percentage of revenues for the periods indicated.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Revenues....................................................  $151,604    100.0%
Cost of revenues............................................    94,141     62.1
                                                              --------    -----
Gross profit................................................    57,463     37.9
Operating expenses:
  Sales and marketing expenses..............................     6,660      4.4
  General and administrative expenses.......................    14,660      9.7
  Other operating expenses..................................    26,830     17.7
  Depreciation and amortization.............................     4,394      2.9
                                                              --------    -----
Operating income............................................     4,920      3.2
                                                              --------    -----
Interest and other expenses, net............................        92      0.0
Income before income taxes..................................     4,828      3.2
Provision for income taxes..................................     2,181      1.4
                                                              --------    -----
     Net income.............................................  $  2,647      1.8%
                                                              --------    -----

REVENUES

     Revenues increased approximately $14.9 million, or 10.9%, to $151.6 million for the year ended December 31, 1997 from $136.7 million for the year ended December 31, 1996.

     Of the Founding Companies, significant increases in revenues were recorded by West One of $4.3 million, or 17.7%; Aero Delivery of $1.3 million, or 11.7%; Earlybird Courier of $2.1 million, or 16.1%; Security Despatch of $795,000, or 8.4%; MLQ Express of $798,000, or 15.0%; and A Courier of $1.4 million, or 23.2%. These increases were primarily attributable to the addition of significant new accounts or service contracts, the expansion of product scope or the purchase of additional customer lists. These increases were offset in part by a decrease in revenue recorded by American Eagle/1-800 COURIER of $1.6 million, or 19.3%. This decrease can be attributed to the loss of customers associated with American Eagle/1-800 COURIER's move to a former national courier franchise.

     In the aggregate, the aforementioned companies accounted for 60.6% of the total increase in revenues of the Company for the corresponding periods.

COST OF REVENUES

     Cost of revenues increased approximately $9.2 million, or 10.8%, to $94.1 million for the year ended December 31, 1997 from $84.9 million for the year ended December 31, 1996.

     Of the Founding Companies, significant increases in cost of revenues were recorded by West One of $3.0 million, or 18.7%; Aero Delivery of $1.1 million, or 16.8%; Earlybird Courier of $1.6 million, or 21.1%; Security Despatch of $471,000, or 8.5%; and A Courier of $912,000, or 26.5%. These increases were generally consistent with the respective increases in revenues. These increases were offset in part by a decrease in cost of revenue recorded by American Eagle/1-800 COURIER of $720,000, or 13.6%. This decrease can be attributed to the corresponding decrease in revenues noted above.

     In the aggregate, the aforementioned companies accounted for 68.4% of the total increase in cost of revenues of the Company for the corresponding periods.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased approximately $400,000, or 5.7% to $6.7 million for the year ended December 31, 1997, from $6.3 million for the year ended December 31, 1996. Sales and marketing expenses as a percentage of revenues decreased to 4.4% from 4.6% for the corresponding periods.

     Of the Founding Companies, a significant increase in sales and marketing expenses was recorded by A Courier of $179,000, or 33.8%. This increase was primarily attributable to the addition of senior level sales personnel and the payment of commissions. This increase was offset in part by a decrease in sales and marketing expense recorded by American Eagle/1-800 COURIER of $164,000, or 10.7%. The decrease was primarily attributable to lower sales and related sales commissions at American Eagle/1-800 COURIER.

     There were no other individually significant variances in the remaining Founding Companies.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased approximately $2.2 million, or 17.5%, to $14.7 million for the year ended December 31, 1997 from $12.5 million for the year ended December 31, 1996. General and administrative expenses as a percentage of revenues increased to 9.7% from 9.1% for the corresponding periods.

     Of the Founding Companies, significant increases in general and administrative expenses were recorded by the Company of $1.0 million; Aero Delivery of $493,000, or 38.7%; American Eagle/1-800 COURIER of $343,000 or 36.5%; MLQ Express of $132,000, or 13.3%; 1-800 COURIER-L.A.X. of $206,000, or
69.1%; and A Courier of $241,000, or 56.0%. These increases primarily related to administrative costs incurred related to the Offering, the establishment of a provision for accrued payroll taxes in connection with U.S. Internal Revenue Service (the "IRS") assessments, the costs associated with the conversion and transition to a former national courier franchise and the additional infrastructure required to support the acquisition of significant new accounts. These increases were offset in part by decreases in general and administrative expenses recorded by Earlybird Courier of $490,000, or 73.1%, and Atlantic Freight of $383,000, or 55.3%, which were related to the discontinuation of non-core business operations.

     There were no other individually significant variances in the remaining Founding Companies.

OTHER OPERATING EXPENSES

     Other operating expenses increased approximately $3.5 million, or 15.0%, to $26.8 million for the year ended December 31, 1997 from $23.3 million for the year ended December 31, 1996. Other operating expenses as a percentage of revenues increased to 17.7% from 17.1% for the corresponding periods.

     Of the Founding Companies, significant increases in other operating expenses were recorded by West One of $617,000, or 21.7%; Bullit Courier Services of $632,000 or 29.9%, Earlybird Courier of $347,000 or 10.9%; Atlantic Freight of $251,000, or 11.2%; 1-800 COURIER-Denver of $181,000, or 60.7%; and A
Courier of $329,000, or 30.1%. The increases primarily related to the addition of front-end personnel to support the acquisition of significant new accounts establishment costs associated with new lines of business and conversions to new dispatch operating systems, other than the DMS Model.

     In the aggregate, the aforementioned companies accounted for 83.8% of the total increase in other operating expenses of the Company for the corresponding periods.

OPERATING INCOME

     As a result of the above, operating income decreased $687,000, or 12.3%, to $4.9 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996. Operating income as a percentage of revenues decreased to 3.2% from 4.1% for the corresponding periods.

     Of the Founding Companies, significant increases in operating income were recorded by Earlybird Courier of $610,000, or 77.2%; Atlantic Freight of $273,000, or 53.2%; MLQ Express of $189,000, or 161.5%; and National Messenger of $157,000, or 60.4%. These increases were offset in part by decreases recorded by the Company of $900,000; Aero Delivery of $291,000, or 267.0%; American Eagle/1-800 COURIER of $1.1 million, or 186.0%; 1-800 COURIER-Denver of $243,000, or 736.4%; and A Courier of $262,000, or 58.7%.

NET INCOME

     As a result of the above, net income remained relatively constant at approximately $2.6 million in each period. Net Income as a percentage of revenues remained constant at approximately 1.8%.

PRO FORMA COMBINED LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company that conducts all of its operations through its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, cash available from credit facilities and the unallocated net proceeds of the Offering.

     In February 1998, the Company obtained a $25 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement (the "Credit Agreement"). All amounts drawn down under the line of credit must be repaid on May 31, 2000. Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 2.50% and 1.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the Credit Agreement). The Company may borrow under the line of credit amounts equal to 80% of the Company's Eligible Domestic Accounts Receivable. The Company may cancel this line of credit prior to its maturity subject to a prepayment penalty in certain circumstances [and the Company is obligated to pay certain commitment and other fees]. Borrowings under the line of credit are secured by a first lien on all the business assets of Company held in the United States, including the stock of certain of the Company's subsidiaries. The Company is required to maintain a specified ratio of Funded Debt to EBITDA and a specified Fixed Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also limits or prohibits (i) the amount of indebtedness the Company can incur,
(ii) the amount of equipment the Company can lease, (iii) the liens, pledges and guarantees that can be granted by the Company, (iv) the amount of contingent liabilities of the Company, (v) the amount of cash dividends that can be declared by the Company and (vi) the sale of stock of the Company's subsidiaries. Any single acquisition involving cash consideration in excess of $3.5 million is required to be approved by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, to finance certain acquisitions and for the issuance of letters of credit.

     In May 1998, NationsBank provided the Company an additional $10 million short term line of credit facility in anticipation of closing a syndicated credit facility. The short term line credit facility is cross-defaulted and cross-collateralized with the revolving line of credit and matures in July 1998. Aggregate amount available on the lines of credit amounted to $14.5 million.

     Capital expenditures totaled approximately $1.7 million in the year ended December 31, 1997, primarily for office equipment and computer and facility upgrades. The Company expects to make capital expenditures of approximately $1.2 million to upgrade certain components of its management and financial reporting systems, to install an internal computer intranet network and communications system integrating the Founding Companies and subsequently acquired businesses, and to establish a centralized administrative services center. In addition, application of the DMS Model requires investment in local operating centers. Management presently anticipates that such additional capital expenditures will total approximately $3.9 million over the next two years, including approximately $1.8 million of computer equipment, $1.3 million of communications equipment, and $750,000 of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

     The Company believes that cash flow from operations will be sufficient to fund the Company's operations for the foreseeable future. In addition, the Company believes that cash flow from operations, borrowings under the NationsBank credit facility and the unallocated net proceeds of the Offering will be sufficient to implement its growth strategy. The Company intends to pursue further acquisition opportunities, the timing, size, success or associated potential capital commitments of which are unpredictable. The Company currently intends to finance future acquisitions by using a combination of shares of its Common Stock and cash. In the event that the Common Stock of the Company does not maintain a sufficient market value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as all or part of the consideration to be paid for their business, the Company may be required to utilize its cash resources, if available, to support its acquisition program. If the Company has insufficient cash resources to pursue acquisitions, its growth could be limited unless it is able to obtain additional capital through debt or equity financing.

     The Company may be required to pay up to $1.5 million to the IRS in connection with IRS assessments against Aero Delivery for withholding taxes, interest and penalties. The Company took these potential payments into consideration in negotiating Aero Delivery's purchase price. The Company has also agreed with Aero Delivery that in the event that the amount paid to the IRS and related costs are less than $1.5 million, the Company will pay the former owner of Aero Delivery an amount equal to one-half of the difference between the amount so paid and $1.5 million. While the former owner of Aero Delivery has agreed to be responsible for all payments and costs in excess of $1.5 million, the Company may be required to make any such payments and seek reimbursement from the former owner. Any payments made by the Company relating to the IRS assessments will reduce its cash resources.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors including, but not limited to, the timing of the integration of the Founding Companies and other acquired companies and their conversion to the DMS Model, the demand for the Company's services, the timing and introduction of new services or service enhancements by the Company or its competitors, the market acceptance of new services, competitive conditions in the industry and general economic conditions. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful or indicative of the results that the Company may achieve in any subsequent quarter or full year. Several of the Founding Companies recorded a net loss for the year ended December 31, 1997.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires financial disclosures regarding the Company's identifiable reporting segments. The adoption of SFAS No. 131 will require certain financial statement disclosures and not effect the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements appear beginning at page F-1 in Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information concerning the Company's directors and executive officers:

NAME                                         AGE                 POSITION
----                                         ---                 --------
R. Gregory Kidd............................  38    Chairman of the Board of Directors
Linda M. Jenkinson.........................  35    Chief Executive Officer; Director
Gilbert D. Carpel..........................  51    President
Kevin Holder...............................  41    Chief Operating Officer
Marko Bogoievski...........................  34    Chief Financial Officer
Lever F. Stewart...........................  39    Director of Business Development
James K. Gardner...........................  42    Director of Road Management Services
Bonnie Brogdon.............................  51    Organization Effectiveness Officer
Alison Davis...............................  36    Director
Michael Fiorito............................  38    Director
H. Steve Swink.............................  56    Director

     R. Gregory Kidd has served as the Chairman of the Board of Directors of the Company since September 1997. From November 1996 to September 1997, Mr. Kidd was the Chairman of the Board of Directors of Dispatch Management Services, L.L.C., the Company's predecessor which was merged with and into the Company. From 1991 to 1996, Mr. Kidd was a managing director of Kiwi Corp., a Point-to-Point delivery company based in New Zealand which purchased several courier firms to test and refine the DMS Model and developed the Company's proprietary software. Prior to his employment by Kiwi Corp., Mr. Kidd was a consultant with Booz Allen & Hamilton, Inc., a management consultant firm, from 1985 until 1990. Mr. Kidd has a Masters degree in management from the Yale School of Management.

     Linda M. Jenkinson has served as the Chief Executive Officer and a director of the Company since September 1997. Since January 1994, Ms. Jenkinson has been involved in developing and refining the DMS Model in the United States. From January 1994 to August 1997, Ms. Jenkinson was with A.T. Kearney, a management consulting firm, in various positions, where she was most recently named an officer. From August 1991 to December 1993, Ms. Jenkinson was a Manager with Price Waterhouse L.L.P., an accounting and consulting firm. Ms. Jenkinson has a Masters in Business Administration from the Wharton School at the University of Pennsylvania.

     Gilbert D. Carpel has served as President of the Company since September 1997. Since 1987, Mr. Carpel has held various senior executive positions with Washington Express Services, Inc., a Point-to-Point delivery firm and a Founding Company, including Chief Executive Officer (1992 to September 1997) and Executive Vice President (1987-1992). In addition, Mr. Carpel founded Sky Courier Network, Inc., an air courier firm which was subsequently sold to Airborne Freight Corporation.

     Kevin Holder has served as the Chief Operating Officer of the Company and its predecessor entities since October 1995. From August 1993 to October 1995, Mr. Holder was a Principal of Sonet Systems, Inc., a software vendor to the courier industry. From October 1981 to August 1993, Mr. Holder was the President of Washington Express Services, Inc., a Point-to-Point delivery firm and a Founding Company.

     Marko Bogoievski has served as the Chief Financial Officer of the Company since November 1997. From April 1996 to November 1997, Mr. Bogoievski was the Chief Financial Officer of Ansett New Zealand Limited, an airline and transportation subsidiary of News Corporation, Inc. From September 1993 to April 1996, Mr. Bogoievski was a Finance Director of Lion Nathan Limited, a publicly-held brewer operating in Australia, New Zealand and China. Mr. Bogoievski has a Masters in Business Administration from the Harvard Graduate School of Business.

     Lever F. Stewart has served as the Director of Business Development of the Company since September 1997. From August 1996 to September 1997, Mr. Stewart was the Chief Executive Officer of Atlanta Legal Couriers, Inc., a Point-to-Point delivery company. From 1988 to 1996, Mr. Stewart was the General Counsel and an executive officer of Rock-Tenn Company, a publicly-held national paperboard products and packaging business. Prior to that time, Mr. Stewart was a practicing attorney with the law firm of King & Spalding specializing in corporate mergers and acquisitions and securities laws. Mr. Stewart has a Juris Doctor from the Washington and Lee University School of Law.

     James K. Gardner has served as Director of Road Management Services and President of the RMS subsidiaries of the Company since February 1998. From February 1995 to February 1998, Mr. Gardner was the President of IC Services Corporation, an outsourcing firm for payroll and human resources. From January 1990 to January 1995, Mr. Gardner held various positions with Gray-Judson-Howard, a consulting firm, including Partner (1993-1995) and Vice President (1990-1992). Mr. Gardner has a Masters of Public and Private Management from the Yale School of Management.

     Bonnie Brogdon has served as the Organization Effectiveness Officer of the Company since February 1998. From March 1996 to February 1997, Ms. Brogdon was the Senior Vice President of Corporate Services for Morgan Stanley & Co., an investment bank. From September 1993 to March 1996, Ms. Brogdon was the Senior Vice President of Corporate Services for Lehman Brothers, Inc. an investment bank. From March 1992 to September 1993, Ms. Brogdon was the Senior Vice President of Fulfillment Services for Shearson Lehman Brothers, an investment bank.

     Alison Davis has been a director of the Company since February 1998. Since August 1993, Ms. Davis has been a Vice President and Principal of A.T. Kearney, a management consulting firm. From December 1991 to July 1993, Ms. Davis was a Senior Engagement Manager of McKinsey & Company, a management consulting firm. Ms. Davis is Chairperson of the Audit and Compensation Committees of the Company's Board of Directors.

     Michael Fiorito has been a director of the Company since February 1998. Since 1980, Mr. Fiorito has been the Chief Executive Officer, President and Chairman of Total Management, LLC, and its predecessor, Earlybird Courier Service, Inc., a delivery company and a Founding Company. Mr. Fiorito is also a Brand Manager.

     H. Steve Swink has been a director of the Company since February 1998. Since August 1995, Mr. Swink has served as President of the Coffee and Beverage Division of the U.S. Office Products Company. From 1977 to August 1995, Mr. Swink served in various executive officer capacities for Coffee Butler Services, Inc., a coffee service business, most recently as President. Mr. Swink is a member of the Audit and Compensation Committees of the Board of Directors.

     The Board of Directors of the Company is divided into three classes of directors serving staggered three-year terms. The initial terms of Mr. Kidd and Ms. Jenkinson expire at the 1998 Annual Meeting of Stockholders. The initial terms of Messrs. Fiorito and Swink expire at the 1999 Annual Meeting of Stockholders and the initial term of Ms. Davis expires at the 2000 Annual Meeting of Stockholders. The Company's officers serve at the discretion of the Board of Directors.

     Messrs. Kidd, Carpel, Holder and Ms. Jenkinson have agreed to vote all the shares of Common Stock they beneficially own in favor of electing Mr. Fiorito to the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     No executive officer's total annual salary and bonus for 1997 exceeded $100,000 and, accordingly, Ms. Jenkinson, the Company's Chief Executive Officer, is the only Named Executive Officer of the Company (as defined under Item 402 of Regulation S-K). No compensation was paid by the Company to executive officers of the Company prior to 1997. The following table sets forth a summary of the compensation paid by the Company during 1997 to the Named Executive
Officer:

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                           ANNUAL COMPENSATION            ------------
                                                   ------------------------------------    SECURITIES
                                                                         OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR    SALARY     BONUS     COMPENSATION(1)     OPTIONS
---------------------------               ------   -------   --------   ---------------   ------------
Linda M. Jenkinson
    Chief Executive Officer and
      Director..........................    1997   $45,000   $ 40,000       $    --          98,377(2)

---------------

(1) While the Named Executive Officer enjoyed certain perquisites for fiscal year 1997 these did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.
(2) Includes (i) 45,000 shares of Common Stock subject to stock options that vest over a five-year period at the rate of 20% per year and (ii) 53,377 shares of Common Stock subject to stock options that vest over a two-year period at the rate of 50% per year.

OPTION GRANTS DURING 1997 AND YEAR-END OPTION VALUES

     No options were granted to the Named Executive Officer in 1997 and the Named Executive Officer did not hold options to purchase Common Stock in 1997.

AGGREGATE OPTION EXERCISES DURING 1997 AND YEAR-END OPTION VALUES

     No options to purchase Common Stock were held by the Named Executive Officer in 1997.

COMPENSATION COMMITTEE

     The Board of Directors established a Compensation Committee on May 5, 1998. The Compensation Committee has not yet met. The Compensation Committee intends to establish executive compensation policies at its first meeting, which is expected to be held by June 30, 1998.

DIRECTOR COMPENSATION

     Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as a director. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,000 for attendance at each meeting of the Board of Directors and $1,000 for each committee meeting (unless held on the same day as a meeting of the Board of Directors). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

EMPLOYMENT AGREEMENTS

     Linda M. Jenkinson, Kevin Holder, Marko Bogoievski, Lever F. Stewart and James K. Gardner have each entered into an employment agreement (the "Employment Agreement") with the Company to serve in their respective capacities as executive officers of the Company and providing for an annual base salary of $180,000 each. Each Employment Agreement is for a term of two years commencing February 5, 1998. Unless terminated, the term of each Employment Agreement continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each Employment Agreement contains a covenant not to compete with the Company during the term of such Employment Agreement and for a period of one year immediately following termination of employment. In the event of termination of employment by the Company without cause, the executive officer will be entitled to receive from the Company pursuant to the terms of the Employment Agreement: (i) any unpaid base salary, bonuses or benefits accrued through the date of termination; (ii) reimbursement of expenses incurred through the date of termination; (iii) the base salary for a period of the greater of the remainder of the term or one year from the date of termination at the annual rate thereof immediately preceding such termination; (iv) an annual bonus for a period of the greater of the remainder of the term or one year following such termination at an annual rate equal to the executive officer's average annual bonus over the five fiscal years of the Company (or the period of employment if less than five years) immediately preceding the fiscal year in which the termination occurred, payable in equal installments together with the base salary; and (v) the continuation of group life, health and disability benefits for a period of the greater of the remainder of the term or one year from the date of termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 28, 1998 by: (i) each of the Company's directors; (ii) the Chief Executive Officer, who is the only Named Executive Officer; and (iii) all executive officers and directors as a group. No person has filed a Schedule 13D or Schedule 13G with the Commission indicating that such person beneficially owns more than 5% of the Common Stock, and the Company has not been notified of, and is not otherwise aware of, the beneficial ownership of persons who may beneficially own more than 5% of the Common Stock. All persons listed have an address in care of the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated. As of April 28, 1998, there were 11,462,474 shares of Common Stock outstanding.

                                                              NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       SHARES(2)    PERCENT(3)
---------------------------------------                       ----------   ----------
R. Gregory Kidd(4)..........................................    503,541       4.3%
Michael Fiorito(5)..........................................    362,118       3.2%
Linda M. Jenkinson..........................................     90,587          *
Alison Davis................................................     25,725          *
H. Steve Swink..............................................      7,500          *
All Directors and Executive Officers as a Group (11
  persons)(6)...............................................  1,380,784      11.9%

---------------

 *  Less than 1%
(1) The address of the beneficial owners is 65 West 36th Street, New York, New York 10018.
(2) Includes shares of Common Stock that may be acquired upon exercise of stock options which are or will become exercisable within 60 days.
(3) Based on an aggregate of 11,462,474 shares of Common Stock issued and outstanding as of April 28, 1998, plus, for each individual, the number of shares of Common Stock issuable upon exercise of outstanding stock options which are or will become exercisable within 60 days.
(4) Includes 47,560 shares owned of record by Kiwicorp Limited, a corporation controlled by Mr. Kidd.
(5) Includes 350,868 shares owned of record by Earlybird Courier Service LLC, a company controlled by Mr. Fiorito, and 11,250 shares issuable upon exercise of stock options beneficially owned by Mr. Fiorito.
(6) Includes 112,500 shares issuable upon exercise of stock options beneficially owned by such directors and executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the Merger, DMS LLC issued membership interests to certain directors and executive officers of the Company and third-party investors. Upon the Merger, Class A members of DMS LLC, including certain directors and executive officers of the Company and principals of certain Founding Companies, received Common Stock of the Company in exchange for their Class A membership interest and certain Class B members of DMS LLC, including certain directors and executive officers of the Company and principals of certain Founding Companies, received Series A Preferred Stock of the Company in exchange for their Class B membership interests (which Series A Preferred Stock was subsequently converted into 299,225 shares of Common Stock of the Company). Pursuant to the Merger and in exchange for their respective membership interests in DMS LLC, R. Gregory Kidd, the Chairman of the Company, received 431,495 shares of the Company's Common Stock, and each of Linda M. Jenkinson, Chief Executive Officer of the Company, Gilbert D. Carpel, President of the Company and Kevin Holder, Chief Operating Officer of the Company, received 85,956 shares of the Company's Common Stock.

     On September 9, 1997, Kiwi Express Software LLC ("Kiwi Express") which developed much of the proprietary software used in the DMS Model, merged into the Company. R. Gregory Kidd, the Chairman of the Company and Linda M. Jenkinson, the Company's Chief Executive Officer, owned membership interests in Kiwi Express of 64.9% and 10.0%, respectively. As consideration for the merger, Mr. Kidd and Ms. Jenkinson received shares of Series B Preferred Stock that, upon consummation of the Offering, converted into 24,487 shares of Common Stock and 3,774 shares of Common Stock, respectively. The Company believes that the price paid to acquire Kiwi Express was at least as favorable to the Company as would have been available from an independent third party.

     Upon consummation of the Offering, the Company acquired Earlybird Courier for approximately $9.4 million in cash and 350,868 shares of Common Stock of the Company. Michael Fiorito, a director of the Company, is a 45% shareholder of Earlybird Courier. Mr. Fiorito is also a Brand Manager. In addition, the Company has agreed to pay Mr. Fiorito a finder's fee equal to two weeks revenues of any courier company acquired by the Company in which Mr. Fiorito identifies such courier company and such acquisition is closed. As of April 28, 1998, the Company paid Mr. Fiorito approximately $288,000 pursuant to such agreement in respect of one such acquisition. The Company believes that the price paid to acquire Earlybird Courier was at least as favorable to the Company as would have been available from an independent third party.

     Upon consummation of the Offering, the Company acquired Washington Express for 210,717 shares of Common Stock of the Company. Gilbert D. Carpel, the President of the Company, is a 54% shareholder of Washington Express. Mr. Carpel is also a Brand Manager. The Company believes that the price paid to acquire Washington Express was at least as favorable to the Company as would have been available from an independent third party.

     Upon consummation of the Offering, the Company acquired Kiwicorp Limited for 47,560 shares of Common Stock of the Company. R. Gregory Kidd, Chairman of the Board of Directors of the Company, is a 48% shareholder of Kiwicorp Limited. The Company believes that the price paid to acquire Kiwicorp Limited was at least as favorable to the Company as would have been available from an independent third party.

     Approximately $1.1 million principal amount of indebtedness was incurred by the Company in December 1997 and January 1998 (the "December Bridge Loan") to partially fund expenses associated with the Offering and the Combinations. This December Bridge Loan matured upon consummation of the Offering and bore interest at 14% per annum. In addition, commitment fees equal to the principal amount of the loan were paid at the repayment of the loan. In January 1998, Lever F. Stewart, an executive officer of the Company, purchased for cash $172,000 principal amount of the Company's notes as part of the December Bridge Loan. In January 1998, Bonnie Brogdon, an executive officer of the Company, purchased for cash $100,000 principal amount of the Company's notes as part of the December Bridge Loan. Also in January 1998, H. Steve Swink, a director of the Company, purchased for cash $100,000 principal amount of the Company's notes as part of the December Bridge Loan. In December 1997, Earlybird Courier, one of the Founding Companies of which Michael Fiorito, a director of the Company and a Brand Manager, is a 45% stockholder, purchased for cash $100,000 principal amount of the Company's notes as part of the December Bridge Loan. In December 1997, Delores Fiorito, the mother of Michael Fiorito, purchased for cash $50,000 principal amount of the Company's notes as part of the December Bridge Loan.

     In the future, any transactions with officers, directors and affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

     1. Financial Statements

     The following financial statements and reports of independent accountants are included herein:


UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION OF
  DISPATCH MANAGEMENT SERVICES CORP.
  Introduction to Unaudited Pro Forma Combined Financial
     Statements
  Pro Forma Combined Balance Sheet (Unaudited)
  Combining Statement of Operations (Unaudited)
  Notes to Unaudited Pro Forma Combined Financial Statements

DISPATCH MANAGEMENT SERVICES CORP.
  Report of Independent Accountants
  Balance Sheet as of December 31, 1997
  Statement of Stockholder's Equity for the period from
     inception (November 12, 1996) through December 31, 1997 Statement of Operations for the period from inception
     (November 12, 1996) through December 31, 1997
  Statement of Cash Flows for the period from inception
     (November 12, 1996) through December 31, 1997
  Notes to Financial Statements

BRIDGE WHARF INVESTMENTS LIMITED D/B/A WEST ONE
  Report of Independent Accountants
  Balance Sheets as of September 30, 1996 and 1997
  Profit and Loss Account for each of the Three Years in the
     Period ended September 30, 1997
  Statement of Cash Flows for each of the Three Years in the
     Period ended September 30, 1997
  Notes to Financial Statements

SECURITY DESPATCH LIMITED (EXCLUDING THE MAIL ROOM SERVICES
  OPERATIONS) D/B/A SECURITY DESPATCH
  Report of Independent Accountants
  Consolidated Balance Sheets as of March 31, 1996 and 1997
     and December 31, 1997
  Consolidated Statements of Operations for Each of the Years ended March 31, 1996 and 1997 and Nine Months ended December 31, 1997
  Consolidated Statements of Cash Flows for Each of the
     Years ended March 31, 1996 and 1997 and Nine Months ended December 31, 1997
  Notes to the Consolidated Financial Statements

EARLYBIRD COURIER SERVICE, LLC, TOTAL MANAGEMENT SUPPORT
  SERVICES LLC AND THEIR AFFILIATES D/B/A EARLYBIRD COURIER Report of Independent Auditors
  Combined Balance Sheets as of December 31, 1996 and 1997 Combined Statements of Operations and Retained Earnings
     (Accumulated Deficit) for the Three Years in the Period Ended December 31, 1997
  Combined Statements of Cash Flows for the Three Years in
     the Period Ended December 31, 1997
  Notes to Combined Financial Statements

ATLANTIC FREIGHT SYSTEMS, INC. D/B/A ATLANTIC FREIGHT
  Report of Independent Accountants
  Combined Balance Sheets as of December 29, 1996 and
     January 4, 1998

  Combined Statements of Operations for each of the Three
     Years in the Period ended January 4, 1998
  Combined Statements of Stockholders' Equity for each of
     the Three Years in the Period ended January 4, 1998
  Combined Statements of Cash Flows for each of the Three
     Years in the Period ended January 4, 1998
  Notes to Combined Financial Statements
ZOOM MESSENGER SERVICE, INC.
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for the Years ended December 31,
     1996 and 1997
  Statements of Changes in Stockholders' Equity (Deficit)
     for Years ended December 31, 1996 and 1997
  Statements of Cash Flows for the Years ended December 31,
     1996 and 1997
  Notes to Financial Statements
BULLIT COURIER SERVICES, INC. D/B/A BULLIT COURIER
  Report of Independent Accountants
  Consolidated Balance Sheets as of February 29, 1996 and
     February 28, 1997 and December 31, 1997
  Consolidated Statements of Operations for Each of the Two
     Years in the Period ended February 28, 1997 and Ten
     Months ended December 31, 1997
  Consolidated Statements of Stockholders' Equity for Each of the Two Years in the Period ended February 20, 1997 and Ten Months ended December 31, 1997
  Consolidated Statements of Cash Flows for Each of the Two
     Years in the Period ended February 20, 1997 and Ten
     Months ended December 31, 1997
  Notes to Consolidated Financial Statements
AERO SPECIAL DELIVERY SERVICE, INC. D/B/A AERO DELIVERY
  Report of Independent Accountants
  Balance Sheets as of June 30, 1996 and 1997 and December
     31, 1997
  Statements of Operations for the Two Years ended June 30,
     1997 and the Six Months ended December 31, 1997
  Statements of Stockholder's Deficiency for the Two Years ended June 30, 1997 and the Six Months ended December
     31, 1997
  Statements of Cash Flows for the Two Years ended June 30,
     1997 and the Six Months ended December 31, 1997
  Notes to Financial Statements

S-CAR-GO COURIER, INC. D/B/A S-CAR-GO COURIER
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997
  Statements of Stockholder's Equity for each of the Three
     Years in the Period ended December 31, 1997
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997
  Notes to Financial Statements

GREGORY W. AUSTIN, SOLE PROPRIETORSHIP D/B/A BATTERY POINT
  MESSENGER AND ALPHA EXPRESS D/B/A BATTERY POINT
  Report of Independent Accountants
  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1996 and 1997
  Statements of Income and Expense and Changes in Net Assets for each of the Three Years in the Period ended December 31, 1997
  Statements of Cash Flows for each of the Three Years ended
     December 31, 1997
  Notes to Financial Statements

CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP D/B/A ZAP COURIER
  AND CROSSTOWN MESSENGER
  Report of Independent Accountants

  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1997
  Statement of Income and Expense and Changes in Net Assets
     for the Year ended December 31, 1997
  Statements of Cash Flows for the Year ended December 31,
     1997
  Notes to Financial Statements

MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP D/B/A STUDEBAKER
  MESSENGER SERVICE
  Report of Independent Accountants
  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1997
  Statements of Income and Expense and Changes in Net Assets
     for the Year ended December 31, 1997
  Statements of Cash Flows for the Year ended December 1997 Notes to Financial Statements

AMERICAN EAGLE ENDEAVORS, INC. D/B/A 1-800 COURIER-PHOENIX,
  MINNEAPOLIS
  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1996 and
     December 31, 1997
  Consolidated Statements of Operations for each of the
     Three Years in the Period ended December 31, 1997
  Consolidated Statements of Stockholders' Equity (Deficit) for each of the Three Years in the Period ended
     December 31, 1997
  Consolidated Statements of Cash Flows for each of the
     Three Years in the Period ended December 31, 1997
  Notes to Consolidated Financial Statements

WASHINGTON EXPRESS SERVICES, INC. D/B/A WASHINGTON EXPRESS
  Report of Independent Accountants
  Balance Sheets as of September 30, 1996 and 1997
  Statements of Operations for Each of the Three Years in
     the Period ended September 30, 1997
  Statements of Stockholders' Equity (Deficiency) for Each
     of the Three Years in the Period ended September 30,
     1997
  Statements of Cash Flows for Each of the Three Years in
     the Period ended September 30, 1997
  Notes to Financial Statements

A COURIER, INC. AND AFFILIATES
  Report of Independent Accountants
  Combined Balance Sheets as of December 31, 1996 and
     December 31, 1997
  Combined Statements of Operations for the Years ended
     December 31, 1996 and December 31, 1997
  Combined Statements of Stockholders' Equity for Years
     ended December 31, 1996 and December 31, 1997
  Combined Statements of Cash Flows for the Year ended
     December 31, 1996 and December 31, 1997
  Notes to Financial Statements

MLQ EXPRESS, INC. D/B/A MLQ EXPRESS
  Report of Independent Accountants
  Balance Sheets as of February 28, 1996 and 1997 and
     December 31, 1997
  Statements of Operations for Each of the Two Years in the Period ended February 28, 1997 and Ten Months ended December 31, 1997
  Statements of Changes in Stockholder's Equity for the Years ended February 28, 1996 and 1997 and for the Ten Month Period ended December 31, 1997
  Statements of Cash Flows for Each of the Two Years ended
     February 28, 1997 and for the Ten Months ended December
     31, 1997
  Notes to Financial Statements

KANGAROO EXPRESS OF COLORADO SPRINGS, INC. D/B/A KANGAROO
  EXPRESS
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997

  Statements of Operations for each of the Three Years ended
     December 31, 1997
  Statements of Stockholders' Equity (Deficit) for each of
     the Three Years in this Period ended December 31, 1997 Statements of Cash Flows for each of the Three Years in this Period ended December 31, 1997
  Notes to Financial Statements

TRANSPEED COURIER SERVICES, INC. D/B/A 1-800 COURIER-DENVER
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997
  Statements of Stockholders' Equity (Deficit) for each of
     the Three Years in the Period ended December 31, 1997
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997
  Notes to Financial Statements

NATIONAL MESSENGER, INC. D/B/A NATIONAL MESSENGER
  Report of Independent Accountants
  Balance Sheets as of November 30, 1996 and 1997
  Statements of Operations for each of the Three Years in
     the Period ended November 30, 1997
  Statements of Shareholders' Equity for each of the Three
     Years in the Period ended November 30, 1997
  Statements of Cash Flows for each of the Three Years in
     the Period ended November 30, 1997
  Notes to Financial Statements

PROFALL, INC. D/B/A 1-800 COURIER-L.A.X.
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997
  Statements of Shareholders' Deficit for each of the Three
     Years in the Period ended December 31, 1997
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997
  Notes to Financial Statements

EXPRESSIT COURIERS, INC. D/B/A 1-800 COURIER-BOSTON
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997
  Statements of Changes in Stockholder's Equity for each of
     the Three Years ended in the Period ended December 31,
     1997
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997
  Notes to Financial Statements

FLEETFOOT MAX, INC. D/B/A FLEETFOOT MESSENGER
  Report of Independent Accountants
  Balance Sheets as of August 31, 1996 and 1997 and December
     31, 1997
  Statements of Operations for Each of the Three Years in the Period ended August 31, 1997 and for the Four Months ended December 31, 1997
  Statements of Changes in Stockholders' Equity (Deficit) for Each of the Three Years in the Period ended August 31, 1997 and the Four Months ended December 31, 1997
  Statements of Cash Flows for Each of the Three Years in the Period ended August 31, 1997 and for the Four Months ended December 31, 1997
  Notes to Financial Statements

A&W COURIERS, INC. D/B/A A&W COURIERS
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for Each of the Three Years in the Period ended December 31, 1997
  Statements of Stockholder's Equity for Each of the Three Years in the Period ended December 31, 1997
  Statements of Cash Flows for Each of the Three Years in the Period ended December 31, 1997
  Notes to Financial Statements

EXPRESS ENTERPRISE, INC. (GROUND OPERATIONS) D/B/A EXPRESS MESSENGER
  Report of Independent Accountants
  Balance Sheets as of December 31, 1996 and 1997
  Statements of Operations for each of the Three Years in the Period ended December 31, 1997
  Statements of Stockholders' Equity for each of the Three Years in the Period ended December 31, 1997
  Statements of Cash Flows for each of the Three Years in the Period ended December 31, 1997
  Notes to Financial Statements

RJK ENTERPRISES INC. D/B/A DEADLINE EXPRESS
  Report of Independent Auditors
  Balance Sheets as of December 31, 1996 and September 30, 1997
  Statements of Operations and Accumulated Deficit for the period from March 6, 1996 to December 31, 1996 and for the period from March 6, 1996 to September 30, 1996 (Unaudited) and the nine months ended September 30, 1997
  Statements of Cash Flows for the period from March 6, 1996 to December 31, 1996 and for the period from March 6,
     1996 to September 30, 1996 (Unaudited) and the nine months ended September 30, 1997
  Notes to Financial Statements

DEADLINE ACQUISITION CORP. D/B/A DEADLINE EXPRESS
  Report of Independent Auditors
  Balance Sheet as of December 31, 1997
  Statements of Operations and Accumulated Deficit for the period from August 29, 1997 to December 31, 1997
  Statements of Cash Flows for the period from August 29, 1997 to December 31, 1997
  Notes to Financial Statements

BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED D/B/A FLEETWAY SYSTEMS
  Report of Independent Accountants
  Balance Sheets as of March 31, 1996 and 1997 and December 31, 1997
  Statements of Operations for Each of the Two Years in the Period ended March 31, 1997 and Nine Months ended
     December 31, 1997
  Statements of Cash Flows for Each of the Two Years in the Period ended March 31, 1997 and Nine Months ended
     December 31, 1997
  Notes to Financial Statements

     2. Financial Statement Schedules

     No schedules have been included because of the absence of the conditions under which they are required.

     3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Early Bird Courier
               Service, LLC and Total Management, LLC and Michael Fiorito.
               (2)
   2.2     --  Agreement, dated as of September 15, 1997, by and among
               Dispatch Management Services Corp., Aero Special Delivery
               Service, Inc. and Jeanne Sparks. (2)
   2.3     --  Agreement, dated as of September 30, 1997, by and among
               Dispatch Management Services Corp., Bullit Courier Services,
               Inc. and Theo Nicholoudis. (2)
   2.4     --  Agreement, dated as of September 16, 1997, by and among
               Dispatch Management Services Corp., Security Business
               Services, Ltd., James Brett Greenbury, Kelly Donovan,
               Scawton Limited, Lyon-Burwell Limited, Arazan Limited and
               Foreign & Colonial Enterprise Trust plc. (2)
   2.5     --  Agreement, dated as of September 11, 1997, by and among
               Dispatch Management Services Corp., American Eagle
               Endeavors, Inc., Barry Anderson, Cheryl O'Toole and Lawrence
               O'Toole. (2)
   2.6     --  Agreement, dated as of October 31, 1997, by and among
               Dispatch Management Services Corp., Atlantic Freight
               Systems, Inc., Thomas A. Bartley and Perry Barbaruolo. (3)
   2.7     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., Express It Couriers,
               Inc. and James M. Shaughnessy. (2)
   2.8     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Washington Express
               Services, Inc., Gilbert D. Carpel, Michael D. Holder,
               Michael K. Miller and Peter Butler. (2)
   2.9     --  Agreement, dated as of September 26, 1997, by and among
               Dispatch Management Services Corp., MLQ Express, Inc. and
               John W. Wilcox, Jr. (2)
  2.10     --  Agreement, dated as of September 19, 1997, by and among
               Dispatch Management Services Corp., Time Couriers, LLC, Tom
               Cromwell, William Krupman, Michael Stone, Peter Begley,
               Thomas Hagerty, Kimberly Cilley, Christopher Hart, and DMS
               Subsidiary Number. (2)
  2.11     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Eveready Express Corp.,
               Marlene R. Spirt and Mary B. Spirt. (2)
  2.12     --  Agreement, dated as of September 14, 1997, by and among
               Dispatch Management Services Corp., Kangaroo Express of
               Colorado Springs, Inc. and Doris Orner. (2)
  2.13     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., National Messenger,
               Inc., Robert D. Swineford and Steven B. Swineford. (2)
  2.14     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., Fleetfoot Max, Inc.,
               Gary Brose, The King Company, KPM, Helen King, Robert Lewis,
               Jim Brose, Barbara Lawrence, Robert L. King, John Sangster,
               Patsy Sangster, PB Securities for the benefit of Robert L.
               King, PB Securities for the benefit of Helen King, Gordon
               Lawrence, Pat Lawrence, Melissa Lawrence, K. Lawrence and
               Creative Consulting Corp. (2)
  2.15     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Profall, Inc., Thomas
               Westfall, Alyson Westfall, David Prosser, and Adrienne
               Prosser. (2)
  2.16     --  Agreement, dated as of September 11, 1997, by and among
               Dispatch Management Services Corp., Express Enterprises,
               Inc., Paul J. Alberts and Donald E. Stoelt. (2)
  2.17     --  Agreement, dated as of October 23, 1997, by and among
               Dispatch Management Services Corp., A & W Couriers, Inc. and
               Joan Levy. (2)
  2.18     --  Agreement, dated as of October 10, 1997, by and among
               Dispatch Management Services Corp., Express It, Inc., and
               Dave Clancy. (2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.19     --  Agreement, dated as of September 18, 1997, by and among
               Dispatch Management Services Corp., Deadline Acquisition
               Corp., Edward V. Blanchard, Jr., Melba Anne Hill and Scott
               T. Milakovich.(2)
  2.20     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Kiwicorp Limited,
               Lynette Williams and Tom Finlay.(2)
  2.21     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., Transpeed Courier
               Services, Inc., Richard A. Folkman, Stacey J. Folkman, Trey
               Lewis and Evelyn R. Folkman.(2)
  2.22     --  Agreement, dated as of September 15, 1997, by and among
               Dispatch Management Services Corp., Clover Supply, Inc., and
               John J. Walker.(2)
  2.23     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., S Car Go Courier, Inc.
               and Michael Cowles.(2)
  2.24     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Christian Delivery &
               Chair Service, Inc., and Leo J. Gould.(2)
  2.25     --  Agreement, dated as of October 9, 1997, by and among
               Dispatch Management Services Corp., Striders Courier, Inc.,
               Tammy K. Patterson and Merlene Y. Flores.(2)
  2.26     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp. and Gregory Austin,
               trading as Battery Point Messengers.(2)
  2.27     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., Christopher Grealish,
               Inc. and Christopher Grealish.(2)
  2.28     --  Agreement, dated as of September 17, 1997, by and among
               Dispatch Management Services Corp., United Messengers, Inc.
               and Marla Kennedy.(2)
  2.29     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., and Christopher Neal.(2)
  2.30     --  Agreement, dated as of October 4, 1997, by and among
               Dispatch Management Services Corp., TimeCycle Couriers,
               Inc., Eric D. Nordberg and Jeffrey Appeltans.(2)
  2.31     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., Rocket Courier Services,
               Inc., Sean Leonce, Grace Leonce and Samer Hassan.(2)
  2.32     --  Agreement, dated as of September 14, 1997, by and among
               Dispatch Management Services Corp. and Michael
               Studebaker.(2)
  2.33     --  Agreement, dated as of September 10, 1997, by and among
               Dispatch Management Services Corp., Delivery Incorporated
               and Gary Brose.(2)
  2.34     --  Agreement, dated as of September 12, 1997, by and among
               Dispatch Management Services Corp., AFS Courier Systems,
               Inc. and Frank L. Mullins.(2)
  2.35     --  Share Purchase Agreement, dated as of August 20, 1997, by and among Dispatch Management Services LLC, Alice Rebecca
               Clark, Roy Clark, Trustees of the Roy Clark (Life Interest)
               Settlement 1997, Trustees of the Alice Rebecca Clark
               (Discretionary) Settlement 1997, Matthew Clark, Simon Clark
               and Brookside Systems and Programming Limited.(2)
  2.36     --  Agreement, dated as of October 6, 1997, by and among
               Dispatch Management Services Corp., Bridge Wharf Investments
               Limited and Riverbank Limited.(2)
  2.37     --  Brand Manager Agreement, dated as of September 14, 1997, between Dispatch Management Services Corp. and Barry
               Anderson (Minneapolis).(2)
  2.38     --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Frank L.
               Mullins.(2)
  2.39     --  Brand Manager Agreement, dated as of September 25, 1997, between Dispatch Management Services Corp. and Leo J. Gould and Jodi Gould.(2)
  2.40     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and John J. Walker.(2)
  2.41     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Dave Clancy.(2)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.42     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Allen Orner.(2)
  2.43     --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Kiwicorp
               Limited.(2)
  2.44     --  Brand Manager Agreement, dated as of October 9, 1997,
               between Dispatch Management Services Corp. and Tammy K.
               Patterson and Merlene Y. Flores.(2)
  2.45     --  Brand Manager Agreement, dated as of October 8, 1997,
               between Dispatch Management Services Corp. and Tom Cromwell and Peter Begley.(2)
  2.46     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Jeff Appeltans and Eric D.
               Nordberg.(2)
  2.47     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Marla Kennedy.(2)
  2.48     --  Brand Manager Agreement, dated as of September 10, 1997, between Dispatch Management Services Corp. and James Michael
               Shaughnessy.(2)
  2.49     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Barry Anderson (Phoenix).(2)
  2.50     --  Brand Manager Agreement, undated, between Dispatch
               Management Services Corp. and Joan Levy.(2)
  2.51     --  Brand Manager Agreement, dated as of September 21, 1997, between Dispatch Management Services Corp. and Christopher
               Neal.(2)
  2.52     --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp., Leon Spirt and
               Jack Spirt.(2)
  2.53     --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Dispatch
               Management Services Corp. of the National Capital Area,
               Inc.(2)
  2.54     --  Brand Manager Agreement, dated as of September 15, 1997, between Dispatch Management Services Corp. and The Delivery
               Company Limited.(2)
  2.55     --  Brand Manager Agreement, dated as of October 1, 1997,
               between Dispatch Management Services Corp. and Creative
               Consulting Corp.(3)
  2.56     --  Brand Manager Agreement, dated as of October 1, 1997,
               between Dispatch Management Services Corp. and Creative
               Consulting Corp.(3)
  2.57     --  Brand Manager Agreement, dated November 1, 1997, between
               Dispatch Management Services Corp. and Atlantic
               Transportation Consultants, Inc.(4)
  2.58     --  Agreement, dated as of October 31, 1997, among Dispatch
               Management Services Corp., Pacific Freight Systems, Inc.,
               Thomas A. Bartley and Perry Barbaruolo.(3)
  2.59     --  Agreement, dated December 2, 1997, among Dispatch Management
               Services Corp., and Munther Hamoudi.(3)
  2.60     --  Agreement, dated November 21, 1997, among Dispatch
               Management Services Corp., Zoom Messenger Service, Inc. and
               Frank Nizzare.(3)
  2.61     --  Agreement, dated as of November 26, 1997, among Dispatch
               Management Services Corp., A Courier of the Carolinas, LLC,
               A Courier, Inc., and Tesgerat Limited Partnership.(4)
  2.62     --  Agreement, dated as of November 20, 1997, among Dispatch
               Management Services Corp., Express Air Management, Inc.,
               Robert G. Driskell, Arthur J. Morris, Randolph H. Schneider
               and DMS Subsidiary Number.(4)
  2.63     --  Agreement, dated as of December 19, 1997, among Dispatch
               Management Services Corp., A Courier of Tennessee, LLC, A
               Courier, Inc., Scott Evatt, and Timothy E. French.(4)
  2.64     --  Agreement, dated as of November 20, 1997, among Dispatch
               Management Services Corp., A Courier, Inc., Robert G.
               Driskell, Arthur J. Morris and Randy H. Schneider.(4)
  2.65     --  Brand Manager Agreement, dated November 12, 1997, between
               Dispatch Management Services Corp. and Detroit Dispatch
               Management Services, Inc.(4)
  2.66     --  Brand Manager Agreement, undated between Dispatch Management
               Services Corp. and Michael R. Cowles.(4)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  2.67     --  Brand Manager Agreement, dated September 19, 1997, between
               Dispatch Management Services Corp. and Michael
               Studebaker.(4)
  2.68     --  Brand Manager Agreement, dated September 15, 1997, between
               Dispatch Management Services Corp. and Scott T.
               Milakovich.(4)
  2.69     --  Brand Manager Agreement, dated November 13, 1997, between
               Dispatch Management Services Corp. and Frank Nizzare.(4)
  2.70     --  Brand Manager Agreement, dated November 26, 1997, between
               Dispatch Management Services Corp. and Columbine Management
               Services, LLC.(4)
  2.71     --  Brand Manager Agreement, dated November 20, 1997, between
               Dispatch Management Services Corp. and Muiran, Inc.(4)
  2.72     --  Brand Manager Agreement, dated September 30, 1997, between
               Dispatch Management Services Corp. and Gregory W. Austin.(4)
  2.73     --  Brand Manager Agreement, dated September 21, 1997, between
               Dispatch Management Services Corp. and Christopher Neal.(4)
  2.74     --  Agreement between the Registrant and Delta Air & Road
               Transport PLC.(8)
   3.1     --  Certificate of Incorporation, as amended (Certificate of
               Incorporation filed with the Delaware Secretary of State on
               September 5, 1997 and subsequently amended by Certificate of
               Amendment of Certificate of Incorporation filed with the
               Delaware Secretary of State on November 26, 1997).(1)
   3.2     --  Amended and Restated Bylaws.(2)
   4.1     --  Specimen Stock Certificate.(1)
  10.1     --  Form of Officer and Director Indemnification Agreement.(3)
  10.2     --  Form of Employment Agreement dated February 5, 1998 between the Company and each of Ms. Jenkins and Messrs. Holder,
               Bogoievski, Stewart and Gardner.(7)
  10.3     --  Non-Competition Agreement, dated February 2, 1998, by and between Dispatch Management Services Corp. and Gregory
               Kidd.(5)
  10.4     --  Form of 1997 Stock Incentive Plan.(3)
  10.5     --  Form of Financing and Security Agreement by and among
               Dispatch Management Services Corp., Dispatch Management
               Services San Francisco Corp., Dispatch Management Services
               New York Corp., Dispatch Management Services Acquisition
               Corp., Road Management Services Corporation, Balmerino
               Holdings Limited, Statetip Limited and Nationsbank,
               N.A.(5)
  10.6     --  Letter Agreement between Michael Fiorito and the Company.(1)
  21.1     --  Subsidiaries of Dispatch Management Services Corp.(1)
  23.1     --  Consents of Price Waterhouse LLP.(1)
  23.2     --  Consents of Ernst & Young LLP.(1)
  27.1     --  Financial Data Schedule.(1)
  99.1     --  Safe Harbor Compliance Statement for Forward-Looking
               Statements.(1)

---------------

(1) Filed herewith.
(2) Incorporated by reference to the exhibit of like number to Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on November 10, 1997.
(3) Incorporated by reference to the exhibit of like number to Amendment No. 1 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on December 24, 1997.
(4) Incorporated by reference to the exhibit of like number to Amendment No. 2 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on January 13, 1997.
(5) Incorporated by reference to the exhibit of like number to Amendment No. 3 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 3, 1997.

(6) Incorporated by reference to the exhibit of like number to Amendment No. 4 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 4, 1997.
(7) Incorporated by reference to the exhibit of like number to Amendment No. 5 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 5, 1997.
(8) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 7,1998, File No. 000-23349.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(C) EXHIBITS

     Exhibits are listed in Item 14(a).

(D) FINANCIAL STATEMENT SCHEDULES

     Not applicable.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 1998.

                                         DISPATCH MANAGEMENT SERVICES CORP.
                                                       (Registrant)

                                          By:      /s/ R. GREGORY KIDD
                                            ------------------------------------
                                                      R. Gregory Kidd
                                             Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on May 5, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

               /s/ LINDA M. JENKINSON                  Chief Executive Officer and Director
-----------------------------------------------------
                 Linda M. Jenkinson

                /s/ GILBERT D. CARPEL                  President
-----------------------------------------------------
                  Gilbert D. Carpel

                /s/ MARKO BOGOIEVSKI                   Chief Financial Officer (Principal Financial
-----------------------------------------------------    Officer and Principal Accounting Officer)
                  Marko Bogoievski

                 /s/ MICHAEL FIORITO                   Director
-----------------------------------------------------
                   Michael Fiorito

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION OF
  DISPATCH MANAGEMENT SERVICES CORP.
  Introduction to Unaudited Pro Forma Combined Financial
     Statements.............................................    F-6
  Pro Forma Combined Balance Sheet (Unaudited)..............    F-7
  Combining Statement of Operations (Unaudited).............    F-9
  Notes to Unaudited Pro Forma Combined Financial
     Statements.............................................   F-11

DISPATCH MANAGEMENT SERVICES CORP.
  Report of Independent Accountants.........................   F-16
  Balance Sheet as of December 31, 1997.....................   F-17
  Statement of Stockholder's Equity for the period from
     inception (November 12, 1996) through December 31,
     1997...................................................   F-18
  Statement of Operations for the period from inception
     (November 12, 1996) through December 31, 1997..........   F-19
  Statement of Cash Flows for the period from inception
     (November 12, 1996) through December 31, 1997..........   F-20
  Notes to Financial Statements.............................   F-21

BRIDGE WHARF INVESTMENTS LIMITED D/B/A WEST ONE
  Report of Independent Accountants.........................   F-28
  Balance Sheets as of September 30, 1996 and 1997..........   F-29
  Profit and Loss Account for each of the Three Years in the
     Period ended September 30, 1997........................   F-30
  Statement of Cash Flows for each of the Three Years in the
     Period ended September 30, 1997........................   F-31
  Notes to Financial Statements.............................   F-32

SECURITY DESPATCH LIMITED (EXCLUDING THE MAIL ROOM SERVICES
  OPERATIONS) D/B/A SECURITY DESPATCH
  Report of Independent Accountants.........................   F-43
  Consolidated Balance Sheets as of March 31, 1996 and 1997
     and December 31, 1997..................................   F-44
  Consolidated Statements of Operations for Each of the
     Years ended March 31, 1996 and 1997 and Nine Months
     ended December 31, 1997................................   F-45
  Consolidated Statements of Cash Flows for Each of the
     Years ended March 31, 1996 and 1997 and Nine Months
     ended December 31, 1997................................   F-46
  Notes to the Consolidated Financial Statements............   F-47

EARLYBIRD COURIER SERVICE, LLC, TOTAL MANAGEMENT SUPPORT
  SERVICES LLC AND THEIR AFFILIATES D/B/A EARLYBIRD COURIER
  Report of Independent Auditors............................   F-58
  Combined Balance Sheets as of December 31, 1996 and
     1997...................................................   F-59
  Combined Statements of Operations and Retained Earnings
     (Accumulated Deficit) for the Three Years in the Period
     Ended December 31, 1997................................   F-60
  Combined Statements of Cash Flows for the Three Years in
     the Period Ended December 31, 1997.....................   F-61
  Notes to Combined Financial Statements....................   F-62

ATLANTIC FREIGHT SYSTEMS, INC. D/B/A ATLANTIC FREIGHT
  Report of Independent Accountants.........................   F-69
  Combined Balance Sheets as of December 29, 1996 and
     January 4, 1998........................................   F-70
  Combined Statements of Operations for each of the Three
     Years in the Period ended January 4, 1998..............   F-71
  Combined Statements of Stockholders' Equity for each of
     the Three Years in the Period ended January 4, 1998....   F-72
  Combined Statements of Cash Flows for each of the Three
     Years in the Period ended January 4, 1998..............   F-73
  Notes to Combined Financial Statements....................   F-74

                                                              PAGE
                                                              -----
ZOOM MESSENGER SERVICE, INC.
  Report of Independent Accountants.........................   F-80
  Balance Sheets as of December 31, 1996 and 1997...........   F-81
  Statements of Operations for the Years ended December 31,
     1996 and 1997..........................................   F-82
  Statements of Changes in Stockholders' Equity (Deficit)
     for Years ended December 31, 1996 and 1997.............   F-83
  Statements of Cash Flows for the Years ended December 31,
     1996 and 1997..........................................   F-84
  Notes to Financial Statements.............................   F-85
BULLIT COURIER SERVICES, INC. D/B/A BULLIT COURIER
  Report of Independent Accountants.........................   F-89
  Consolidated Balance Sheets as of February 29, 1996 and
     February 28, 1997 and December 31, 1997................   F-90
  Consolidated Statements of Operations for Each of the Two
     Years in the Period ended February 28, 1997 and Ten
     Months ended December 31, 1997.........................   F-91
  Consolidated Statements of Stockholders' Equity for Each
     of the Two Years in the Period ended February 20, 1997
     and Ten Months ended December 31, 1997.................   F-92
  Consolidated Statements of Cash Flows for Each of the Two
     Years in the Period ended February 20, 1997 and Ten
     Months ended December 31, 1997.........................   F-93
  Notes to Consolidated Financial Statements................   F-94
AERO SPECIAL DELIVERY SERVICE, INC. D/B/A AERO DELIVERY
  Report of Independent Accountants.........................   F-99
  Balance Sheets as of June 30, 1996 and 1997 and December
     31, 1997...............................................  F-100
  Statements of Operations for the Two Years ended June 30,
     1997 and the Six Months ended December 31, 1997........  F-101
  Statements of Stockholder's Deficiency for the Two Years
     ended June 30, 1997 and the Six Months ended December
     31, 1997...............................................  F-102
  Statements of Cash Flows for the Two Years ended June 30,
     1997 and the Six Months ended December 31, 1997........  F-103
  Notes to Financial Statements.............................  F-104

S-CAR-GO COURIER, INC. D/B/A S-CAR-GO COURIER
  Report of Independent Accountants.........................  F-109
  Balance Sheets as of December 31, 1996 and 1997...........  F-110
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997.....................  F-111
  Statements of Stockholder's Equity for each of the Three
     Years in the Period ended December 31, 1997............  F-112
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997.....................  F-113
  Notes to Financial Statements.............................  F-114

GREGORY W. AUSTIN, SOLE PROPRIETORSHIP D/B/A BATTERY POINT
  MESSENGER AND ALPHA EXPRESS D/B/A BATTERY POINT
  Report of Independent Accountants.........................  F-118
  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1996 and 1997.............................  F-119
  Statements of Income and Expense and Changes in Net Assets
     for each of the Three Years in the Period ended
     December 31, 1997......................................  F-120
  Statements of Cash Flows for each of the Three Years ended
     December 31, 1997......................................  F-121
  Notes to Financial Statements.............................  F-122

CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP D/B/A ZAP COURIER
  AND CROSSTOWN MESSENGER
  Report of Independent Accountants.........................  F-125
  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1997......................................  F-126
  Statement of Income and Expense and Changes in Net Assets
     for the Year ended December 31, 1997...................  F-127

                                                              PAGE
                                                              -----
  Statements of Cash Flows for the Year ended December 31,
     1997...................................................  F-128
  Notes to Financial Statements.............................  F-129

MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP D/B/A STUDEBAKER
  MESSENGER SERVICE
  Report of Independent Accountants.........................  F-132
  Statements of Assets, Liabilities and Net Assets as of
     December 31, 1997......................................  F-133
  Statements of Income and Expense and Changes in Net Assets
     for the Year ended December 31, 1997...................  F-134
  Statements of Cash Flows for the Year ended December
     1997...................................................  F-135
  Notes to Financial Statements.............................  F-136

AMERICAN EAGLE ENDEAVORS, INC. D/B/A 1-800 COURIER-PHOENIX,
  MINNEAPOLIS
  Report of Independent Accountants.........................  F-138
  Consolidated Balance Sheets as of December 31, 1996 and
     December 31, 1997......................................  F-139
  Consolidated Statements of Operations for each of the
     Three Years in the Period ended December 31, 1997......  F-140
  Consolidated Statements of Stockholders' Equity (Deficit)
     for each of the Three Years in the Period ended
     December 31, 1997......................................  F-141
  Consolidated Statements of Cash Flows for each of the
     Three Years in the Period ended December 31, 1997......  F-142
  Notes to Consolidated Financial Statements................  F-143

WASHINGTON EXPRESS SERVICES, INC. D/B/A WASHINGTON EXPRESS
  Report of Independent Accountants.........................  F-149
  Balance Sheets as of September 30, 1996 and 1997..........  F-150
  Statements of Operations for Each of the Three Years in
     the Period ended September 30, 1997....................  F-151
  Statements of Stockholders' Equity (Deficiency) for Each
     of the Three Years in the Period ended September 30,
     1997...................................................  F-152
  Statements of Cash Flows for Each of the Three Years in
     the Period ended September 30, 1997....................  F-153
  Notes to Financial Statements.............................  F-154

A COURIER, INC. AND AFFILIATES
  Report of Independent Accountants.........................  F-160
  Combined Balance Sheets as of December 31, 1996 and
     December 31, 1997......................................  F-161
  Combined Statements of Operations for the Years ended
     December 31, 1996 and December 31, 1997................  F-162
  Combined Statements of Stockholders' Equity for Years
     ended December 31, 1996 and December 31, 1997..........  F-163
  Combined Statements of Cash Flows for the Year ended
     December 31, 1996 and December 31, 1997................  F-164
  Notes to Financial Statements.............................  F-165

MLQ EXPRESS, INC. D/B/A MLQ EXPRESS
  Report of Independent Accountants.........................  F-170
  Balance Sheets as of February 28, 1996 and 1997 and
     December 31, 1997......................................  F-171
  Statements of Operations for Each of the Two Years in the
     Period ended February 28, 1997 and Ten Months ended
     December 31, 1997......................................  F-172
  Statements of Changes in Stockholder's Equity for the
     Years ended February 28, 1996 and 1997 and for the Ten
     Month Period ended December 31, 1997...................  F-173
  Statements of Cash Flows for Each of the Two Years ended
     February 28, 1997 and for the Ten Months ended December
     31, 1997...............................................  F-174
  Notes to Financial Statements.............................  F-175

KANGAROO EXPRESS OF COLORADO SPRINGS, INC. D/B/A KANGAROO
  EXPRESS
  Report of Independent Accountants.........................  F-180

                                                              PAGE
                                                              -----
  Balance Sheets as of December 31, 1996 and 1997...........  F-181
  Statements of Operations for each of the Three Years ended
     December 31, 1997......................................  F-182
  Statements of Stockholders' Equity (Deficit) for each of
     the Three Years in this Period ended December 31,
     1997...................................................  F-183
  Statements of Cash Flows for each of the Three Years in
     this Period ended December 31, 1997....................  F-184
  Notes to Financial Statements.............................  F-185

TRANSPEED COURIER SERVICES, INC. D/B/A 1-800 COURIER-DENVER
  Report of Independent Accountants.........................  F-188
  Balance Sheets as of December 31, 1996 and 1997...........  F-189
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997.....................  F-190
  Statements of Stockholders' Equity (Deficit) for each of
     the Three Years in the Period ended December 31,
     1997...................................................  F-191
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997.....................  F-192
  Notes to Financial Statements.............................  F-193

NATIONAL MESSENGER, INC. D/B/A NATIONAL MESSENGER
  Report of Independent Accountants.........................  F-198
  Balance Sheets as of November 30, 1996 and 1997...........  F-199
  Statements of Operations for each of the Three Years in
     the Period ended November 30, 1997.....................  F-200
  Statements of Shareholders' Equity for each of the Three
     Years in the Period ended November 30, 1997............  F-201
  Statements of Cash Flows for each of the Three Years in
     the Period ended November 30, 1997.....................  F-202
  Notes to Financial Statements.............................  F-203

PROFALL, INC. D/B/A 1-800 COURIER-L.A.X.
  Report of Independent Accountants.........................  F-206
  Balance Sheets as of December 31, 1996 and 1997...........  F-207
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997.....................  F-208
  Statements of Shareholders' Deficit for each of the Three
     Years in the Period ended December 31, 1997............  F-209
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997.....................  F-210
  Notes to Financial Statements.............................  F-211

EXPRESSIT COURIERS, INC. D/B/A 1-800 COURIER-BOSTON
  Report of Independent Accountants.........................  F-214
  Balance Sheets as of December 31, 1996 and 1997...........  F-215
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997.....................  F-216
  Statements of Changes in Stockholder's Equity for each of
     the Three Years ended in the Period ended December 31,
     1997...................................................  F-217
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997.....................  F-218
  Notes to Financial Statements.............................  F-219

FLEETFOOT MAX, INC. D/B/A FLEETFOOT MESSENGER
  Report of Independent Accountants.........................  F-223
  Balance Sheets as of August 31, 1996 and 1997 and December
     31, 1997...............................................  F-224
  Statements of Operations for Each of the Three Years in
     the Period ended August 31, 1997 and for the Four
     Months ended December 31, 1997.........................  F-225
  Statements of Changes in Stockholders' Equity (Deficit)
     for Each of the Three Years in the Period ended August
     31, 1997 and the Four Months ended December 31, 1997...  F-226
  Statements of Cash Flows for Each of the Three Years in
     the Period ended August 31, 1997 and for the Four
     Months ended December 31, 1997.........................  F-227
  Notes to Financial Statements.............................  F-228

                                                              PAGE
                                                              -----
A&W COURIERS, INC. D/B/A A&W COURIERS
  Report of Independent Accountants.........................  F-234
  Balance Sheets as of December 31, 1996 and 1997...........  F-235
  Statements of Operations for Each of the Three Years in
     the Period ended December 31, 1997.....................  F-236
  Statements of Stockholder's Equity for Each of the Three
     Years in the Period ended December 31, 1997............  F-237
  Statements of Cash Flows for Each of the Three Years in
     the Period ended December 31, 1997.....................  F-238
  Notes to Financial Statements.............................  F-239

EXPRESS ENTERPRISE, INC. (GROUND OPERATIONS) D/B/A EXPRESS
  MESSENGER
  Report of Independent Accountants.........................  F-243
  Balance Sheets as of December 31, 1996 and 1997...........  F-244
  Statements of Operations for each of the Three Years in
     the Period ended December 31, 1997.....................  F-245
  Statements of Stockholders' Equity for each of the Three
     Years in the Period ended December 31, 1997............  F-246
  Statements of Cash Flows for each of the Three Years in
     the Period ended December 31, 1997.....................  F-247
  Notes to Financial Statements.............................  F-248

RJK ENTERPRISES INC. D/B/A DEADLINE EXPRESS
  Report of Independent Auditors............................  F-254
  Balance Sheets as of December 31, 1996 and September 30,
     1997...................................................  F-255
  Statements of Operations and Accumulated Deficit for the
     period from March 6, 1996 to December 31, 1996 and for
     the period from March 6, 1996 to September 30, 1996
     (Unaudited) and the nine months ended September 30,
     1997...................................................  F-256
  Statements of Cash Flows for the period from March 6, 1996 to December 31, 1996 and for the period from March 6,
     1996 to September 30, 1996 (Unaudited) and the nine
     months ended September 30, 1997........................  F-257
  Notes to Financial Statements.............................  F-258

DEADLINE ACQUISITION CORP. D/B/A DEADLINE EXPRESS
  Report of Independent Auditors............................  F-260
  Balance Sheet as of December 31, 1997.....................  F-261
  Statements of Operations and Accumulated Deficit for the
     period from August 29, 1997 to December 31, 1997.......  F-262
  Statements of Cash Flows for the period from August 29,
     1997 to December 31, 1997..............................  F-263
  Notes to Financial Statements.............................  F-264

BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED D/B/A FLEETWAY
  SYSTEMS
  Report of Independent Accountants.........................  F-266
  Balance Sheets as of March 31, 1996 and 1997 and December
     31, 1997...............................................  F-267
  Statements of Operations for Each of the Two Years in the
     Period ended March 31, 1997 and Nine Months ended
     December 31, 1997......................................  F-268
  Statements of Cash Flows for Each of the Two Years in the
     Period ended March 31, 1997 and Nine Months ended
     December 31, 1997......................................  F-269
  Notes to Financial Statements.............................  F-270

                       DISPATCH MANAGEMENT SERVICES CORP.
                      INTRODUCTION TO UNAUDITED PRO FORMA
                         COMBINED FINANCIAL STATEMENTS

     The following unaudited pro forma combined financial statements give effect to the acquisitions by Dispatch Management Services Corp. (the "Company") of the outstanding capital stock of the Founding Companies. The Company acquired, in separate combination transactions (the "Combinations") in exchange for cash and shares of Common Stock, certain courier firms simultaneously with the closing of the Company's initial public offering (the "Offering"), which were accounted for using the purchase method of accounting. The Company has been identified as the "accounting acquiror" for financial statement presentation purposes.

     The unaudited pro forma combined balance sheet gives effect to the Combinations and the Offering as if they had occurred as of December 31, 1997. The unaudited pro forma combined statement of operations give effect to these transactions as if they had occurred on January 1, 1997. The purchase price has been generally allocated to the Company's historical assets and liabilities based on their respective carrying values, except for acquired in process research and development (R&D) activities, acquired internally developed technology and certain liabilities assumed in the purchase business combinations, as these carrying values are deemed to represent the fair market value of these assets and liabilities. The fair market value of the in process R&D and internally developed technology was determined based on a detailed analysis prepared by the Company. In addition, the Company has commenced the process of evaluating its facilities, staffing and other requirements in the various metropolitan areas in which it operates and expects to finalize such plan during the second quarter of 1998. Therefore, the allocation of the purchase price is considered preliminary, however, the Company does not anticipate that the final allocation of purchase price will differ significantly from that presented in the pro forma combined financial statements.

     The Company has preliminarily analyzed the savings that it expects to realize from reductions in salaries and certain benefits to the stockholders of the Founding Companies. To the extent the stockholders and management of the Founding Companies have agreed prospectively to reductions in salary, commissions, bonuses, and benefits, these net reductions have been reflected in the pro forma combined statement of operations. In addition, the Company has preliminarily analyzed the reduction in interest expense that it expects to realize from using the Offering proceeds to repay certain indebtedness of the Company and the Founding Companies. With respect to other potential cost savings, the Company has not and cannot quantify these savings until the integration of the Founding Companies have been fully completed. It is anticipated that these savings will be partially offset by the costs of being a publicly held company and the incremental increase in costs related to the Company's new management. However, these costs, like the savings that they offset, cannot be quantified accurately. Neither the anticipated savings nor the anticipated costs have been included in the pro forma combined financial statements of the Company.

     The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance. The unaudited pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. See "Safe Harbor Compliance Statement for Forward Looking Statements" included elsewhere as an exhibit to this Annual Report on Form 10-K.

                       DISPATCH MANAGEMENT SERVICES CORP.

                        PRO FORMA COMBINED BALANCE SHEET
                               DECEMBER 31, 1997
                                  (UNAUDITED)
                                    (000'S)

                                                                                         AMERICAN
                                       WEST                                   SECURITY     EAGLE     ATLANTIC   WASHINGTON
                                DMS     ONE     AERO    EARLY BIRD   BULLIT   DESPATCH   ENDEAVORS   FREIGHT     EXPRESS
                               -----   -----   ------   ----------   ------   --------   ---------   --------   ----------
ASSETS
Current assets:
  Cash and cash
    equivalents..............    354   1,097       99          3        13                    17         32          85
  Accounts receivable, net...     19   5,422    1,400      3,337       659      1,594        828        711         800
  Prepaid and other current
    assets...................  6,618              206        154        18      2,383        121         76         159
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total current
          assets.............  6,991   6,519    1,705      3,494       690      3,977        966        819       1,044
Property and equipment,
  net........................     30   3,267      345        116        96        156        200        606         458
Other assets.................    748     124                 134        89                    33        132          36
Goodwill, net................    266
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total assets.........  8,035   9,910    2,050      3,744       875      4,133      1,199      1,557       1,538
                               =====   =====   ======     ======      ====     ======      =====      =====       =====
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities
  Short term debt............  1,585   1,922       82        816       270                   623        300         658
  Accounts payable...........    637   1,333      294        587       211      1,061        468        592         241
  Accrued expenses...........  5,061   1,267      392      1,192        40      1,493         49         21
  Other current
    liabilities..............     36            3,044                                                   110         332
  Payable to shareholders of
    founding Co.
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total current
          liabilities........  7,319   4,522    3,812      2,595       521      2,554      1,140      1,023       1,231
Long-term debt, less current
  maturities.................          2,336      645      1,569       245                    36        227          83
Other long term
  liabilities................                                                                253         74         241
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total liabilities....  7,319   6,858    4,457      4,164       766      2,554      1,429      1,324       1,555
Stockholders' equity
  Preferred Stock............      2
  Common Stock...............      9     124      200          5        25      2,051          1         15         249
  Treasury Stock.............                             (1,331)     (148)                            (262)
  Additional paid-in
    capital..................  1,422                          69        --      2,536          5        149          --
  Retained earnings..........   (717)  2,928   (2,607)       837       232     (3,008)      (236)       331        (266)
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total stockholders'
          equity.............    716   3,052   (2,407)      (420)      109      1,579       (230)       233         (17)
                               -----   -----   ------     ------      ----     ------      -----      -----       -----
        Total liabilities and
          stockholders'
          equity.............  8,035   9,910    2,050      3,744       875      4,133      1,199      1,557       1,538
                               =====   =====   ======     ======      ====     ======      =====      =====       =====


                                 MLQ                  NAT'L                            1-800
                               EXPRESS   KANGAROO   MESSENGER   FLEETFOOD   FLEETWAY   DENVER
                               -------   --------   ---------   ---------   --------   ------
ASSETS
Current assets:
  Cash and cash
    equivalents..............     125        32          7          83                    28
  Accounts receivable, net...     681       330        532         280          99       121
  Prepaid and other current
    assets...................      77        32          8          18          45        36
                                -----      ----        ---        ----        ----      ----
        Total current
          assets.............     883       394        547         381         144       185
Property and equipment,
  net........................     157       110         69          94          69        66
Other assets.................     107         7                     55         505        22
Goodwill, net................
                                -----      ----        ---        ----        ----      ----
        Total assets.........   1,147       511        616         530         718       273
                                =====      ====        ===        ====        ====      ====
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities
  Short term debt............     300        15                     60         124       202
  Accounts payable...........      28        16         11          21         112        56
  Accrued expenses...........     206                              140         259        68
  Other current
    liabilities..............     225        46         50                     132
  Payable to shareholders of
    founding Co.
                                -----      ----        ---        ----        ----      ----
        Total current
          liabilities........     759        77         61         221         627       326
Long-term debt, less current
  maturities.................                71                    131          17        26
Other long term
  liabilities................               415        400          20
                                -----      ----        ---        ----        ----      ----
        Total liabilities....     759       563        461         372         644       352
Stockholders' equity
  Preferred Stock............
  Common Stock...............                            2          52         330       125
  Treasury Stock.............                                     (126)
  Additional paid-in
    capital..................      18       109                    141
  Retained earnings..........     370      (161)       153          91        (256)     (204)
                                -----      ----        ---        ----        ----      ----
        Total stockholders'
          equity.............     388       (52)       155         158          74       (79)
                                -----      ----        ---        ----        ----      ----
        Total liabilities and
          stockholders'
          equity.............   1,147       511        616         530         718       273
                                =====      ====        ===        ====        ====      ====

                       DISPATCH MANAGEMENT SERVICES CORP.

                               DECEMBER 31, 1997
                                  (UNAUDITED)
                                    (000'S)

                                                  PROFALL
                                       EXPRESS    1-800-    1-800      A&W
                                      MESSENGER    COUR     BOSTON   COURIERS   DEADLINE   ZOOM    A COURIER   STUDEBAKER   ZAP
                                      ---------   -------   ------   --------   --------   -----   ---------   ----------   ---
ASSETS
Current assets:
 Cash and cash equivalents..........          0         5        0        170                 82        88         19        50
 Accounts receivable, net...........        163       183      148        176        115   1,067       947         77       166
 Prepaid and other current assets...          1        25        2         46          6       8       146                   14
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total current assets.........        164       213      150        392        121   1,157     1,181         96       230
Property and equipment, net.........         34        63       46         59         36      44       209         37        41
Other assets........................        122                 27          2        494     402        61          2       101
Goodwill, net.......................
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total assets.................        320       276      223        453        651   1,603     1,451        135       372
                                      =========   =======   ======   ========   ========   =====     =====        ===       ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short term debt....................         31       135       14                           900       405         14       116
 Accounts payable...................         77        20       90         68         19     476       191          3         3
 Accrued expenses...................         96        54       30                    20     122       241          6        15
 Other current liabilities..........                  422                 228                130         0
 Payable to shareholders of founding
   Co. .............................
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total current liabilities....        204       631      134        296         39   1,628       837         23       134
Long-term debt, less current
 maturities.........................         26                                      170                                     33
Other long term liabilities.........          6
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total liabilities............        236       631      134        296        209   1,628       837         23       167
Stockholders' equity
 Preferred Stock....................
 Common Stock.......................          1        10        1          3          1      19         2
 Treasury stock.....................                                                                  (250)
 Additional paid-in capital.........         83        72       88         58        459                54
 Retained earnings..................                 (437)                 96        (18)    (44)      808        112       205
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total stockholders' equity...         84      (355)      89        157        442     (25)      614        112       205
                                      ---------   -------   ------   --------   --------   -----     -----        ---       ---
       Total liabilities and
         stockholders' equity.......        320       276      223        453        651   1,603     1,451        135       372
                                      =========   =======   ======   ========   ========   =====     =====        ===       ===

                                                             OTHER                 PRO FORMA      PRO
                                      S*CAR*GO   BATTERY   FOUNDING    COMBINED     MERGER       FORMA      OFFERING        AS
                                      COURIER     POINT    COMPANIES    TOTAL     ADJUSTMENTS   COMBINED   ADJUSTMENTS   ADJUSTED
                                      --------   -------   ---------   --------   -----------   --------   -----------   --------
ASSETS
Current assets:
 Cash and cash equivalents..........    146         11         291       2,837          --        2,837       10,699      13,536
 Accounts receivable, net...........    227        138       1,048      21,268          --       21,268                   21,268
 Prepaid and other current assets...                 2          74      10,275          --       10,275       (6,200)      4,075
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total current assets.........    373        151       1,413      34,380          --       34,380        4,499      38,879
Property and equipment, net.........     27          5         299       6,739      (2,409)       4,330                    4,330
Other assets........................     12         37          63       3,315          --        3,315       14,664      17,979
Goodwill, net.......................                            --         266      75,231       75,497                   75,497
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total assets.................    412        193       1,775      44,700      72,822      117,522       19,163     136,685
                                        ===        ===       =====      ======      ======      =======      =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Short term debt....................     50         32         413       9,067          --        9,067       (5,534)      3,533
 Accounts payable...................      2          2         148       6,767          --        6,767                    6,767
 Accrued expenses...................    110         22         251      11,155          --       11,155       (4,750)      6,405
 Other current liabilities..........     63                    131       4,949       2,800        7,749                    7,749
 Payable to shareholders of founding
   Co. .............................                            --          --      45,328       45,328      (45,328)         --
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total current liabilities....    225         56         943      31,938      48,128       80,066      (55,612)     24,454
Long-term debt, less current
 maturities.........................                           109       5,724      (2,570)       3,154       (1,500)      1,654
Other long term liabilities.........                            35       1,444          --        1,444                    1,444
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total liabilities............    225         56       1,087      39,106      45,558       84,664      (57,112)     27,552
Stockholders' equity
 Preferred Stock....................                                         2          --            2           (2)         --
 Common Stock.......................      1                     44       3,270      (3,228)          42           73         115
 Treasury stock.....................                            --      (2,117)      2,117           --           --          --
 Additional paid-in capital.........                           161       5,424      28,800       34,224       76,204     110,428
 Retained earnings..................    186        137         483        (985)       (425)      (1,410)          --      (1,410)
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total stockholders' equity...    187        137         688       5,594      27,264       32,858       76,275     109,133
                                        ---        ---       -----      ------      ------      -------      -------     -------
       Total liabilities and
         stockholders' equity.......    412        193       1,775      44,700      72,822      117,522       19,163     136,685
                                        ===        ===       =====      ======      ======      =======      =======     =======

        See notes to unaudited pro forma combined financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                       COMBINING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             AMERICAN
                                         WEST                                     SECURITY     EAGLE     ATLANTIC   WASHINGTON
                                DMS       ONE      AERO     EARLY BIRD   BULLIT   DESPATCH   ENDEAVORS   FREIGHT     EXPRESS
                              -------   -------   -------   ----------   ------   --------   ---------   --------   ----------
Revenues....................  $   313   $28,434   $12,283    $15,308     $9,125   $10,235     $6,889      $8,725      $5,756
Cost of Revenues............      195    19,033     7,394      8,975      5,106     6,041      4,573       5,781       2,935
                              -------   -------   -------    -------     ------   -------     ------      ------      ------
  Gross profit..............      118     9,401     4,889      6,333      4,019     4,194      2,316       2,944       2,821
Operating expenses:
  Sales and marketing.......                561       879        455        449       223      1,371         126         447
  General and administrative
    expenses................    1,032     3,181     1,767        180        915       492      1,283         310         578
  Other operating
    expenses................              3,455     2,448      3,532      2,748     2,105                  2,483       1,677
  Depreciation and
    amortization............       15       406       195        122          4        84        173         265         120
                              -------   -------   -------    -------     ------   -------     ------      ------      ------
  Operating income (loss)...     (929)    1,798      (400)     2,044        (97)    1,290       (511)       (240)         (1)
Other (income) expense:
  Interest expense..........      105       375        66        446         41        68         71          76          95
  Other, net................       (7)       33       (16)                                       (47)        (67)       (109)
                              -------   -------   -------    -------     ------   -------     ------      ------      ------
Income (loss) before
  provision for income......   (1,027)    1,390      (450)     1,598       (138)    1,222       (535)       (249)         13
Provision for income
  taxes.....................     (413)      432                   51        (69)      307       (214)       (170)         12
                              -------   -------   -------    -------     ------   -------     ------      ------      ------
Net income (loss)...........     (614)      958      (450)     1,547        (69)      915       (321)        (79)          1
                              =======   =======   =======    =======     ======   =======     ======      ======      ======
Net income per share........
Shares used in computing pro forma net income per share (See Note 5)


                                MLQ                  NAT'L                            1-800
                              EXPRESS   KANGAROO   MESSENGER   FLEETFOOT   FLEETWAY   DENVER
                              -------   --------   ---------   ---------   --------   ------
Revenues....................  $6,108     $2,874     $2,884      $2,570      $1,254    $1,211
Cost of Revenues............   3,651      2,004      1,604       1,651         371       758
                              ------     ------     ------      ------      ------    ------
  Gross profit..............   2,457        870      1,280         919         883       453
Operating expenses:
  Sales and marketing.......     246         21        138          26                    57
  General and administrative
    expenses................   1,123        309        479         307         962        86
  Other operating
    expenses................     714        457        224         413                   479
  Depreciation and
    amortization............      67         66         22          44                    41
                              ------     ------     ------      ------      ------    ------
  Operating income (loss)...     307         17        417         129         (79)     (210)
Other (income) expense:
  Interest expense..........      27          9                     40          18        21
  Other, net................     (27)        (6)                   (47)        (17)       (8)
                              ------     ------     ------      ------      ------    ------
Income (loss) before
  provision for income......     307         14        417         136         (80)     (223)
Provision for income
  taxes.....................     214                     6          44           0
                              ------     ------     ------      ------      ------    ------
Net income (loss)...........      93         14        411          92         (80)     (223)
                              ======     ======     ======      ======      ======    ======
Net income per share........
Shares used in computing pro forma net income per share (See Note 5)

        See notes to unaudited pro forma combined financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           EXPRESS      PROFALL      1-800      A&W
                                          MESSENGER   1-800-COURLA   BOSTON   COURIERS   DEADLINE    ZOOM    A COURIER   STUDEBAKER
                                          ---------   ------------   ------   --------   --------   ------   ---------   ----------
Revenues................................    1,981         1,636       1,476     1,698      1,264     8,413     7,419         446
Cost of Revenues........................    1,222           821         952     1,020        894     6,456     4,359         244
                                           ------        ------      ------    ------     ------    ------    ------        ----
       Gross profit.....................      759           815         524       678        370     1,957     3,060         202
Operating expenses:
 Sales and marketing....................       10                        27        89        170       184       709          17
 General and administrative expenses....      365           504         104       270        169       712       671          44
 Other operating expenses...............      305           283         237       263        169     1,320     1,422          46
 Depreciation and amortization..........       36            27          59        10                  185        74          14
                                           ------        ------      ------    ------     ------    ------    ------        ----
 Operating income (loss)................       43             1          97        46       (138)     (444)      184          81
Other (income) expense:
 Interest expense.......................       14            26           9                    3        97         3           2
 Other, net.............................                    (34)         16        (7)       (99)       11        20
                                           ------        ------      ------    ------     ------    ------    ------        ----
Income (loss) before provision for
 income taxes...........................       29             9          72        53        (42)     (552)      161          79
Provision for income taxes..............                                            9
                                           ------        ------      ------    ------     ------    ------    ------        ----
Net income (loss).......................   $   29        $    9      $   72    $   44     $  (42)   $ (552)   $  161        $ 79
                                           ======        ======      ======    ======     ======    ======    ======        ====
Net income per share....................
Shares used in computing pro forma net
 income per share (See Note 5)..........

                                                                        OTHER                 PRO FORMA
                                                 S*CAR*GO   BATTERY   FOUNDING    COMBINED     MERGER      PRO FORMA    OFFERING
                                          ZAP    COURIER     POINT    COMPANIES    TOTAL     ADJUSTMENTS   COMBINED    ADJUSTMENT
                                          ----   --------   -------   ---------   --------   -----------   ---------   -----------
Revenues................................   900     1,714      905       9,783      151,604                  151,604
Cost of Revenues........................   467     1,030      463       6,141       94,141                   94,141
                                          ----    ------     ----      ------     --------     -------     --------      -------
       Gross profit.....................   433       684      442       3,642       57,463                   57,463
Operating expenses:
 Sales and marketing....................    73       109       30         243        6,660                    6,660
 General and administrative expenses....    46       220       32       1,428       17,569      (2,910)      14,660
 Other operating expenses...............   130       169      137       1,562       26,830                   26,830
 Depreciation and amortization..........    19        16       16         137        2,165       2,229        4,394
                                          ----    ------     ----      ------     --------     -------     --------      -------
 Operating income (loss)................   165       170      227         272        4,239         681        4,920
Other (income) expense:
 Interest expense.......................     7         6        3          72        1,700                    1,700       (1,185)
 Other, net.............................                                  (12)        (423)                    (423)
                                          ----    ------     ----      ------     --------     -------     --------      -------
Income (loss) before provision for
 income taxes...........................   158       164      224         212        2,962         681        3,643        1,185
Provision for income taxes..............              69       --          15          293       1,438        1,731          450
                                          ----    ------     ----      ------     --------     -------     --------      -------
Net income (loss).......................  $158    $   95      224      $  197     $  2,669     $  (757)    $  1,912      $   735
                                          ====    ======     ====      ======     ========     =======     ========      =======
Net income per share....................                                                                                 $  0.25
                                                                                                                         =======
Shares used in computing pro forma net
 income per share (See Note 5)..........                                                                               10,784,673
                                                                                                                         =======


                                          AS ADJUSTED
                                          -----------
Revenues................................     151,604
Cost of Revenues........................      94,141
                                          ----------
       Gross profit.....................      57,463
Operating expenses:
 Sales and marketing....................       6,660
 General and administrative expenses....      14,660
 Other operating expenses...............      26,830
 Depreciation and amortization..........       4,394
                                          ----------
 Operating income (loss)................       4,920
Other (income) expense:
 Interest expense.......................         515
 Other, net.............................        (423)
                                          ----------
Income (loss) before provision for
 income taxes...........................       4,828
Provision for income taxes..............       2,181
                                          ----------
Net income (loss).......................  $    2,647
                                          ==========
Net income per share....................
Shares used in computing pro forma net
 income per share (See Note 5)..........

        See notes to unaudited pro forma combined financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  GENERAL

     Dispatch Management Services Corp. (the "Company") was recently formed to create one of the largest providers of urgent, on-demand, point-to-point delivery services in the world. The Company acquired the Founding Companies concurrently with and as a condition to the closing of the Offering.

     The historical financial statements reflect the financial position and results of operations of the Company and the Founding Companies and were derived from the respective Founding Companies' financial statements where indicated. Information presented for the year ended December 31, 1997 reflects the operating results of the Founding Companies for such period except that West One, Washington Express and National Messenger operating results are for the years ended September 30, 1997, September 30, 1997 and November 30, 1997, respectively. The audited historical financial statements included elsewhere herein have been included in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 80.

2.  ACQUISITION OF FOUNDING COMPANIES

     Concurrently and as a condition with the closing of the Offering, the Company acquired the Founding Companies in separate transactions, in exchange for cash or shares of its Common Stock or a combination of both. The acquisitions were accounted for using the purchase method of accounting with the Company being identified as the accounting acquiror. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit.

     The following table sets forth the consideration paid (the "Purchase Consideration") in cash and in shares of Common Stock to the common stockholders of each of the Founding Companies, the allocation of the consideration to net assets acquired and the resulting goodwill. For purposes of computing the purchase price for accounting purposes, the value of shares is determined using an estimated fair value of $9.94 per share, which represents a discount of 25 percent from the initial public offering price of $13.25 per share due to restrictions on the sale and transferability of the shares issued. The total purchase consideration does not reflect contingent consideration related to certain earn out provisions included in the definitive agreements. These arrangements provide for the Company to pay additional consideration, based on revenues and operating income targets, of up to $14.7 million in cash, over the eight quarters immediately following the closing of the Offering. When these amounts are earned they will be recorded as additional costs of the acquired companies resulting in additional goodwill. Finder's fees aggregating approximately $800,000 are included in the determination of the purchase price.

     The purchase price has been generally allocated to the Company's historical assets and liabilities based on their respective carrying values, except for acquired in process research and development (R&D) activities, acquired internally developed technology and certain liabilities assumed in the purchase business combinations, as these carrying values are deemed to represent the fair market value of these assets and liabilities. The liabilities assumed in the purchase business combinations are based on costs to exit certain activities of the acquired companies to the extent such costs are related to contractual obligations of the acquired companies that existed prior to the acquisition date and will not be associated with future revenues of the Company. The fair market value of the in process R&D of and internally developed technology was determined based on a detailed analysis prepared by the Company. The Company has not allocated any of the purchase price to other identified intangible assets such as non-compete agreements and customer lists, as these assets are deemed to have nominal value and are not considered material. With respect to the customer lists, the Company has determined that virtually all of the Founding Companies operate on an "at will" basis with their customers, and consequently no value has been allocated to this asset. Additionally, the Company has entered into non-compete agreements, with Founding Company shareholders, who have also entered into employment or Brand Manager agreements, as such, management believes the non-compete agreements have nominal value.

                       DISPATCH MANAGEMENT SERVICES CORP.

Accordingly, the Company has not allocated a portion of the purchase price to the non-compete agreements. The allocation of the purchase price is considered preliminary, however the Company does not anticipate that the final allocation of purchase price will differ significantly from that presented.

                                                         TOTAL CONSIDERATION
                                                        ---------------------                          ALLOCATION
                                                        FAIR MARKET                                        OF
                                                         VALUE OF                          ADJUSTED     PURCHASE
FOUNDING COMPANY                             SHARES        STOCK       CASH      TOTAL    NET ASSETS     PRICE      GOODWILL
----------------                            ---------   -----------   -------   -------   ----------   ----------   --------
West One..................................    186,943     $ 1,858     $16,734   $18,592    $   218                  $18,374
Aero Special Delivery Service, Inc........    275,094       2,734       1,392     4,126     (2,507)                   6,633
Earlybird Courier Service, LLC............    350,868       3,487       9,034    12,521        910                   11,611
Bullit Services Inc.......................    226,415       2,250       3,576     5,826        109                    5,717
Security Despatch Limited.................                              7,205     7,205      1,579                    5,626
American Eagle Endeavors, Inc.............    321,811       3,198                 3,198       (230)                   3,428
Atlantic Freight Systems, Inc.............    316,981       3,150          61     3,211        233                    2,978
Washington Express Services, Inc..........    210,717       2,094                 2,094        (17)                   2,111
MLQ Express, Inc..........................                              4,424     4,424        388                    4,036
Kangaroo Express..........................     81,434         809          60       869       (227)                   1,096
National Messenger, Inc...................     91,343         908         270     1,178        130                    1,048
Fleetfoot Max, Inc........................     96,543         959         260     1,219        158                    1,061
Fleetway..................................    152,151       1,512         842     2,354         74       $  700(a)
                                                                                                            740(b)      840
1-800 Denver..............................     58,415         581                   581       (304)                     885
Battery Point.............................     32,279         321           3       324         95                      229
Detroit Express...........................     56,604         563          93       656          9                      647
1-800 Courier LAX.........................     33,962         338          17       355       (355)                     710
Expressit Couriers, Inc...................     48,000         477          78       555         89                      466
A&W Couriers, Inc.........................     56,951         566          14       580        157                      423
Deadline Courier..........................     69,660         692                   692        111                      581
Zoom Courier..............................    150,943       1,500                 1,500        (25)                   1,525
A Courier.................................    144,906       1,440         900     2,340        564                    1,776
Michael Studebaker, Sole Prop.............     13,577         135          41       176         73                      103
Chris Neil, Sole Prop Zap.................     35,660         354          37       391        115                      276
S-Car-Go Courier, Inc.....................     48,181         479          34       513        187                      326
Other Founding Companies..................    319,204       3,170         253     3,423        698                    2,725
                                            ---------     -------     -------   -------    -------       ------     -------
                                            3,378,642     $33,575     $45,328   $78,903    $ 2,232       $1,440     $75,231
                                            =========     =======     =======   =======    =======       ======     =======

---------------

(a) Represents amount allocated to in process research and development activities.
(b) Represents amount allocated to acquired internally developed technology.

                       DISPATCH MANAGEMENT SERVICES CORP.

3.  UNAUDITED PRO FORMA COMBINED BALANCE SHEET ADJUSTMENTS

     The following table summarizes unaudited pro forma combined balance sheet adjustments:

                                   MERGER ADJUSTMENTS                           OFFERING ADJUSTMENTS
                            --------------------------------    PRO FORMA    --------------------------    OFFERING
                              (A)      (B)     (C)     (D)     ADJUSTMENTS     (E)       (F)      (G)     ADJUSTMENTS
                            -------   ------   ----   ------   -----------   -------   -------   ------   -----------
ASSETS
Current assets:
  Cash and cash
    equivalents...........                                                    77,725   (59,992)  (7,034)     10,699
  Accounts receivable,
    net...................
  Prepaid and other
    current assets........                                                    (6,200)                        (6,200)
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total current
      assets..............                                                    71,525   (59,992)  (7,034)      4,499
Property and equipment,
  net.....................            (2,059)  (350)             (2,409)
Other assets..............               700   (700)                                    14,664               14,664
Goodwill, net.............            72,081    350    2,800     75,231
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total assets..........            70,722   (700)   2,800     72,822       71,525   (45,328)  (7,034)     19,163
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities
  Short term debt.........                                                                       (5,534)     (5,534)
  Accounts payable........
  Accrued expenses........                                                    (4,750)                        (4,750)
  Other current
    liabilities...........                             2,800      2,800
  Payable to shareholders
    of Founding
    Companies.............   45,328                              45,328                (45,328)             (45,328)
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total current
      liabilities.........   45,328                    2,800     48,128       (4,750)  (45,328)  (5,534)    (55,612)
Long-term debt, less
  current maturities......            (2,570)                    (2,570)                         (1,500)     (1,500)
Other long term
  liabilities.............
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total liabilities.....   45,328   (2,570)          2,800     45,558       (4,750)  (45,328)  (7,034)    (57,112)
Stockholders' equity
  Preferred Stock.........                                                        (2)                            (2)
  Common Stock............            (3,228)                    (3,228)          73                             73
  Treasury stock..........             2,117                      2,117
  Additional paid-in
    capital...............  (45,328)  74,128                     28,800       76,204                         76,204
  Retained earnings.......               275   (700)               (425)
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total stockholders'
      equity..............  (45,328)  73,292   (700)             27,264       76,275                         76,275
                            -------   ------   ----   ------     ------      -------   -------   ------     -------
    Total liabilities and
      stockholders'
      equity..............            70,722   (700)   2,800     72,822       71,525   (45,328)  (7,034)     19,163
                            =======   ======   ====   ======     ======      =======   =======   ======     =======

---------------

(A) Records the liability for the cash portion of the consideration to be paid to the stockholders of the Founding Companies in connection with the Combinations.
(B) Records the purchase of the Founding Companies, consisting of $45,328 (net of $14,664 of earnout) in cash and 3,378,642 shares of common stock valued at $9.94 per share (or $33,575), for a total estimated purchase price of $78,903. Adjustment also reflects $2,059 of certain assets which were not acquired and $2,570 of certain liabilities which were not assumed in the Combinations and the allocation of $700 of the purchase price to acquired research and development activities (in-process research and development) and $740 of acquired internally developed software at a Founding Company. The excess purchase price over the fair value of the net assets acquired is $75,231.

                       DISPATCH MANAGEMENT SERVICES CORP.

(C) Records the write-off of the acquired in-process research and development from a Founding Company and the write-down of certain computer and office equipment to their estimated market value.
(D) Records certain liabilities assumed in the Combinations, including:

     Liabilities related to settle certain sales commission obligations of West One which are related to and originated with the acquisition of certain businesses in the early 1990's. Costs to buy-out such commitments are estimated to be $2,500 and are considered to be liabilities assumed in the acquisition of West One as the individuals receiving such commissions are not required to actively manage the ongoing business to be eligible to receive such commissions. Management has already consummated buy-out agreements with individuals which require payment by the Company of approximately $1,900 in return for terminating the remaining commission obligations, and expects to finalize the remaining buy-out arrangements by mid-1998.

     Net deferred income tax liabilities attributable to the temporary differences between the financial reporting and tax basis of assets and liabilities held in S Corporations of $300 at certain Founding Companies

(E) Records the cash proceeds from the issuance of shares of DMS Common Stock net of estimated offering costs. Offering costs primarily consist of underwriting discounts and commissions, accounting fees, legal fees and printing expenses.
(F) Records the cash portion of the consideration to be paid to the stockholders of the Founding Companies in connection with the Combinations ($59,992) to be paid from proceeds of the Offering and the loan receivable of $14,664 related to earnout.
(G) Records the use of a portion of the proceeds from the Offering to repay certain indebtedness of the Company and the Founding Companies.

                       DISPATCH MANAGEMENT SERVICES CORP.

4.  UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS

     The following table summarizes unaudited pro forma combined statements of operations adjustments:

For the year ended December 31, 1997:

                                    MERGER ADJUSTMENTS               PRO FORMA     OFFERING      PRO FORMA
                                  ----------------------              MERGER      ADJUSTMENTS    OFFERING
                                   (A)     (B)     (C)      (D)     ADJUSTMENTS       (E)       ADJUSTMENTS
                                  ------   ----   ------   ------   -----------   -----------   -----------
Revenues........................      --     --       --       --         --            --            --
Cost of Revenues................      --     --       --       --         --            --            --
                                  ------   ----   ------   ------     ------        ------        ------
  Gross Profits.................      --     --       --       --         --            --            --
Operating expenses:
Sales and marketing.............      --     --       --       --                       --            --
General and administrative
  expenses......................  (1,972)  (938)      --       --     (2,910)           --            --
Other operating expenses........      --     --       --       --         --            --            --
Depreciation and amortization...      --     --    2,229       --      2,229            --            --
                                  ------   ----   ------   ------     ------        ------        ------
  Operating income (loss).......   1,972    938   (2,229)      --        681            --            --
Other (income) expense:
  Interest expense..............                                                    (1,185)       (1,185)
  Other, net....................      --     --       --       --         --            --            --
                                  ------   ----   ------   ------     ------        ------        ------
Income (loss) before provision
  for income taxes..............   1,972    938   (2,229)      --        681         1,185         1,185
Provision for income taxes......      --     --       --    1,438      1,438           450           450
                                  ------   ----   ------   ------     ------        ------        ------
Net income (loss)...............   1,972    938   (2,229)  (1,438)      (757)          735           735
                                  ======   ====   ======   ======     ======        ======        ======

---------------

(A) Reflects the reductions in salaries, bonuses and benefits to the owners and managers of the Founding Companies to which they have agreed prospectively.
(B) Reflects the reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements which will be terminated as a result of the Combinations.
(C) Reflects the amortization of goodwill to be recorded as a result of the Combinations over 5 to 40-year estimated lives. The average amortization period is 34.1 years. The estimated lives were determined based on an analysis of the individual Founding Companies, which included the following factors (a) the length of time the company has been in business (b) comparable companies within the same industry and (c) the technology of the company.
(D) Reflects the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income tax and relating to the other statements of operations' adjustments assuming a corporate income tax rate of 38% and that a majority of the goodwill is non-deductible.
(E) Reflects the reduction of interest expense related to certain indebtedness repaid from the proceeds of the offering. The Company paid off at closing substantially all of the acquired companys' debt obligations except to the extent such obligations related to capitalized lease obligations and certain debt obligations of West One.

5.  UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS

     Includes (i) 1,183,884 shares issued to existing shareholders of the Company, (ii) 3,378,642 shares issued to the owners of the Founding Companies, and (iii) 6,222,147 of the 6,900,000 shares sold in the Offering necessary to pay the cash portion of the Purchase Consideration and certain indebtedness of the acquired Founding Companies.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Dispatch Management Services Corp.

     In our opinion, the accompanying balance sheet and related statements of operations, of stockholder's equity and of cash flows presents fairly, in all material respects, the financial position of Dispatch Management Services Corp. at December 31, 1997, and the results of its operations and cash flows for the period from inception (November 12, 1996) to December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 11, on February 11, 1998, the Company acquired the Founding Companies. The effects of any purchase adjustments are not reflected in the accompanying financial statements.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Bloomfield Hills, Michigan
May 1, 1998

                       DISPATCH MANAGEMENT SERVICES CORP.

                                 BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                  ASSETS
Cash and cash equivalents...................................     $  354
Accounts receivable.........................................         19
Prepaid and other expenses..................................         18
                                                                 ------
          Total current assets..............................        391
Equipment, net..............................................         30
Debt issue costs, net of amortization of $6.................         12
Goodwill, net of amortization of $12........................        266
Deposit (Note 7)............................................        323
Deferred taxes..............................................        413
Deferred offering costs.....................................      6,600
                                                                 ------
          Total assets......................................     $8,035
                                                                 ======

                   LIABILITIES AND STOCKHOLDER'S EQUITY

Current portion of notes payable (Note 6)...................     $1,585
Accrued liabilities.........................................      5,061
Accounts payable............................................        637
Accounts payable to related parties.........................         36
                                                                 ------
          Total current liabilities.........................      7,319
Stockholder's equity
  Preferred stock, $.01 par, 10,000,000 shares authorized
     Series A 181,446 shares issued and outstanding.........          2
     Series B 100 shares issued and outstanding.............         --
  Common stock, $.01 par 100,000,000 shares authorized,
     846,923 shares issued and outstanding..................          9
Additional paid-in capital..................................      1,422
Accumulated deficit.........................................       (717)
                                                                 ------
          Total stockholder's equity........................        716
                                                                 ------
          Total liabilities and stockholder's equity........     $8,035
                                                                 ======

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                       STATEMENT OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                     NUMBER OF SHARES
                              -------------------------------
                                        SERIES A    SERIES B                         ADDITIONAL
                              COMMON    PREFERRED   PREFERRED   COMMON   PREFERRED    PAID-IN     ACCUMULATED
                               STOCK      STOCK       STOCK     STOCK      STOCK      CAPITAL       DEFICIT     TOTAL
                              -------   ---------   ---------   ------   ---------   ----------   -----------   -----
Initial capitalization of
  Company...................  846,923                             $9        $--        $   --        $  (7)     $   2
Issuance of Series A
  preferred stock...........             151,366                              2           880                     882
Issuance of Series A
  preferred stock in
  relation to Note payable
  (Note 8)..................              30,080                                          167                     167
Issuance of Series B
  preferred stock in
  relation to acquisition
  (Note 4)..................                           100                                375                     375
Net loss....................                                                                          (710)      (710)
                              -------    -------       ---        --        ---        ------        -----      -----
December 31, 1997...........  846,923    181,446       100        $9        $ 2        $1,422        $(717)     $ 716
                              =======    =======       ===        ==        ===        ======        =====      =====

     The above statement summarizes stockholders' equity activity since the inception of DMS LLC conformed to the current capital structure of the Company.

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                            STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                             PERIOD FROM INCEPTION
                                                             (NOVEMBER 12, 1996) TO
                                                               DECEMBER 31, 1997
                                                             ----------------------
Revenue from license fees (Note 4)..........................        $   313
Cost of sales (Note 4)......................................            195
                                                                    -------
  Gross margin..............................................            118
General and administrative expense..........................          1,128
Depreciation and amortization...............................             15
                                                                    -------
  Loss from operations......................................         (1,025)
Interest expense............................................            105
Interest income.............................................             (7)
                                                                    -------
Loss before income tax benefit..............................         (1,123)
Income tax benefit..........................................            413
                                                                    -------
  Net loss..................................................        $  (710)
                                                                    =======

Net loss per basic and diluted share........................        $  (.84)
                                                                    =======
Weighted average basic and diluted shares outstanding.......        846,823
                                                                    =======

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              PERIOD FROM INCEPTION
                                                              (NOVEMBER 12, 1996) TO
                                                                DECEMBER 31, 1997
                                                              ----------------------
Cash flows from operating activities:
  Net loss..................................................         $  (710)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................              15
     Deferred taxes.........................................            (413)
     Accreted interest expense..............................              58
  Changes in assets and liabilities:
     Accounts receivable and prepaid expenses...............              58
     Accounts payable, accrued liabilities and other........           5,734
     Deferred offering costs................................          (6,600)
                                                                     -------
                                                                      (1,858)
Cash flows from investing activities:
  Purchase of equipment.....................................             (33)
  Deposit related to acquisition............................            (323)
                                                                     -------
                                                                        (356)
Cash flows from financing activities:
  Proceeds from notes payable...............................           1,681
  Proceeds from issuance of stock...........................             885
                                                                     -------
                                                                       2,566
Acquired cash from Kiwi Express Software LLC................               2
                                                                     -------
Net increase in cash and cash equivalents...................         $   354
                                                                     =======

SUPPLEMENTAL CASH FLOW INFORMATION

     As discussed in Note 4, the Company acquired Kiwi Express Software LLC in a non-cash transaction. Acquired net assets of Kiwi Express Software LLC were approximately $97 and mainly consisted of receivables from the Company.

     No interest or taxes were paid during 1997.

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

1.  BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Dispatch Services Management Corp. (the "Company") was incorporated on September 9, 1997. Dispatch Management Services LLC ("DMS LLC") was established in November 1996 to create a nationwide network of same-day, on-demand delivery services and was merged into the Company effective September 9, 1997. The owners of DMS LLC, in connection with the merger, received in exchange for their ownership interest in DMS LLC, common and preferred stock of the Company as described further in Note 2. The merger was consummated to facilitate the initial public offering (the "Offering") of securities that occurred on February 6, 1998 and was accounted for at historical cost because both entities were commonly controlled.

     In order to create a nationwide network of same-day, on-demand delivery services, the Company entered into definitive agreements (the "Mergers") to acquire both U.S. and foreign companies (the "Founding Companies") and concurrently completed the "Offering" of its common stock on February 11, 1998 and acquisition of the Founding Companies. The Company will continue to expand its operations, through business combinations of strategically identified companies.

     The Company has not conducted any significant operations through the Offering date, other than activities primarily related to the Offering and the Mergers.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Equipment

     Equipment generally consists of the cost of computers and office equipment and which is being depreciated over an estimated useful life of 3 years. Depreciation expense through December 31, 1997 aggregated $3.

  Cash and cash equivalents

     The Company considers all highly liquid debt instruments with an original maturity date of approximately three months or less to be cash equivalents.

  Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of the assets and liabilities.

  Fair value of financial instruments

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments.

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

1. BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenue recognition

     Revenue related to license fees is recognized when earned.

  Goodwill

     The carrying value of goodwill is assessed for recoverability by management based on an analysis of future undiscounted cash flows from the underlying operations. Management believes that there has been no impairment of goodwill at December 31, 1997.

  Earnings Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS No. 128") replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common shareholders is adjusted accordingly for the effect of cumulative dividends on convertible preferred stock. The Company adopted SFAS No. 128 during the fourth quarter of 1997, as required.

2.  STOCKHOLDERS' EQUITY

     Under the terms of the merger agreement of DMS LLC into the Company, a total of 2,000,000 shares of Class A common stock of DMS LLC were exchanged for ten shares of common stock of the Company; and each share of Class B common stock of DMS LLC was exchanged for one share of Series A preferred stock of the Company. Upon the Offering of securities, each share of Series A preferred stock was converted into one share of common stock.

     The Company effected a 84,692.3-for-one stock split effective on the day preceding the Offering. The effect of the common stock split has been retroactively reflected in the accompanying balance sheet and statement of stockholder's equity.

     The Company's Board of Directors has adopted and the Company's stockholders have approved a 1997 Stock Incentive Plan which is administered by the Compensation Committee of the Company's Board of Directors (the "Committee"). The terms of the any option awards will be established by the Committee. On February 6, 1998, the Company granted employees and non-employee directors options to purchase 865,133 shares of Common Stock of the Company upon completion of the Offering, of which 218,883 shares are immediately exercisable at the Offering price of $13.25. Additional options of 396,250 and 250,000 will vest and become exercisable at the rate of 20% and 50% per year, respectively, at the Offering price of $13.25. As of May 1, 1998 no options have been exercised.

     Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. ("APB No. 25"). Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share as of the fair value method of accounting had

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

2.  STOCKHOLDERS' EQUITY (CONTINUED)
been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

3.  DEFERRED OFFERING COSTS

     In connection with the Offering, the Company has incurred costs which are directly attributable to the Offering. These costs which include legal fees, accounting fees, printing fees and other costs of approximately $6.6 million have been deferred as of December 31, 1997 and will be charged against the proceeds of the Offering.

     Subsequent to December 31, 1997, the Company incurred approximately $2.1 million of additional legal, accounting and printing costs which were directly attributable to the Offering.

4.  ACQUISITION OF KIWI EXPRESS SOFTWARE LLC

     On September 9, 1997, the Company acquired Kiwi Express Software LLC ("Kiwi") for consideration of 100 shares of Series B preferred stock. Certain shareholders of Kiwi are also the shareholders of the Company. Upon the Offering, each share of Series B preferred stock was converted into 1,479 shares of common stock. The acquisition is accounted for as a purchase as no one shareholder controlled both Kiwi and the Company. Goodwill related to the acquisition of Kiwi aggregated $278 and is being amortized over seven years. Amortization expense through December 31, 1997 is approximately $12.

     Kiwi's revenues were entirely generated through a software license and development agreement established in December 1996 with the Company. Under this agreement, the Company was granted an exclusive world-wide license for the use of certain proprietary courier software owned by Kiwi and the ability to sub-license the use of the software to courier companies. To the extent the Company sub-licensed the use of the Kiwi software, the Company was required pay Kiwi a license fee equal to a defined license percentage (1%) of the sub-licensee's adjusted receipts related to point-to-point delivery services. Through December 31, 1997, the Company received approximately $313 of license fees from courier companies using the Kiwi software, of which $195 was related to periods prior to September 9, 1997 and fully remitted to Kiwi. Since Kiwi's revenues were solely from the Company, and Kiwi was formed approximately the same time as the Company, pro forma results of operations has not been presented because the information is not deemed meaningful.

5.  1-800-DELIVER AGREEMENT

     The Company has entered into a license agreement with a corporation for the use of certain toll-free telephone numbers. The terms of the licensing agreement required the Company to make an initial payment of $5 followed by monthly payments thereafter of $1. The Company has the option to purchase the license outright for a price of $100 with the sum of the initial payment and one-half of all the license fees paid (not to exceed $50) being credited towards the purchase price. At December 31, 1997, approximately $18 has been paid related to this license agreement.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the change in equity during

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

6. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) the period from transactions from non-owner sources. Comprehensive income includes net income and other comprehensive income including foreign currency translation adjustments and gains and losses on certain marketable securities. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 131 requires financial disclosures regarding the Company's identifiable reporting segments. Reportable segments are primarily the basis for which management evaluates its operations, such as by product, service or geographical area. The adoption of SFAS No. 131 will require certain financial statement disclosures and not effect the Company's results of operations.

7.  LINE OF CREDIT

     On February 2, 1998, the Company entered into a financing and security agreement for a $25.0 million line of credit with a major commercial bank, which matures May 2000 and bears interest at the LIBOR rate plus one percent. The line of credit is secured by substantially all the assets of the Company. The financing agreement requires the Company to comply with various loan covenants including; (1) maintenance of certain financial ratios; (2) restrictions on additional indebtedness; (3) restrictions on the type, size and number of acquisitions. The credit facility is intended to be used for working capital, general corporate purposes and future acquisitions.

8.  NOTES PAYABLE

     During July 1997 the Company entered into a $1,000 secured debt agreement with DMS Equity Investors Limited Partnership ("Partnership"), an unrelated party. This note bears interest at the rate of 10% and matured February 11, 1998. Proceeds from the Offering were used to retire the note, including accrued interest.

     In conjunction with entering into the debt agreement, the Company entered into separate investment agreements with the members of the Partnership. Under the terms of the investment agreements, the members of the partnership purchased 28,580 shares of common stock of DMS LLC which represented 1.4% of the then outstanding shares for $.10/share. The members of the partnership also have certain anti-dilution rights which entitle them to continue to own 1.4% of the common stock of the Company calculated on a fully diluted basis after giving effect of the Offering. In accordance with Accounting Principles Board Opinion No. 14. ("APB No. 14") "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the portion of the note proceeds which is allocable to the investment agreements is considered paid-in capital. Accordingly, based on the discounted stock price, additional paid-in capital of $167 has been recognized and a related amount of interest expense will be recognized through the maturity date of the note.

     Debt issue costs of $19 were incurred related to this note and are being amortized over eighteen months. Interest and amortization expense through December 31, 1997 is approximately $50.

     During December 1997 and January 1998, the Company entered into several unsecured subordinated debt agreements in the amount of $1,088, with related parties, to provide temporary financing prior the Company's Offering. The notes bear interest at 14% and require the Company to pay a commitment fee in an amount equal to the face value of the note on the Offering date. Proceeds from the February 11, 1998 Offering were used to retire the notes, including accrued interest, in their entirety. The outstanding balance was $700 as of December 31, 1997.

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

9.  PURCHASE AGREEMENTS

     In August 1997 the Company entered into a definitive share purchase agreement to acquire the outstanding shares of Brookside Systems and Programming Limited ("Brookside") contemporaneously with the Offering and made a nonrefundable down-payment of approximately $323. Brookside was purchased on February 11, 1998 for approximately $2.9 million.

10.  INCOME TAXES

     The provision for income taxes for the year ended December 31, 1997 is comprised of the following:

Deferred
  Federal...................................................  $(393)
  State.....................................................   (110)
                                                              -----
  Total deferred............................................   (503)
  Less valuation allowance..................................     90
                                                              -----
  Total income tax benefit..................................  $(413)
                                                              =====

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The primary temporary difference that gives rise to the deferred tax asset is the net operating loss carryforward. The net operating loss carryforward of $900 expires in 2012. A valuation allowance of $90 was provided for during 1997 against the net deferred tax asset due to the uncertainty of realizing the benefits of any state net operating loss carryforwards.

11.  SUBSEQUENT EVENTS

  Acquisition

     On April 7, 1998, the Company acquired Delta Air & Road Transport, Plc. ("Delta"), a London-based delivery services firm with 1997 revenues of approximately $33.0 million. At the acquisition date, the Company paid approximately $21.7 million to Delta shareholders. An additional $3.0 million in consideration is contingent upon achievement of certain performance criteria. The Company used its line of credit to finance the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess purchase price over the net assets acquired, based on the fair value of such assets and liabilities, will be amortized to expense over a forty-year period. The effects of any purchase adjustments will be recorded in 1998 at acquisition date, and are not reflected in the accompanying financial statements.

  Business Combinations -- Founding Companies

     On February 11, 1998, the Company acquired all of the outstanding common stock and/or assets of the Founding Companies simultaneously with the closing of the Offering.

     The acquisitions have been accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the net assets acquired based on the fair value at the date of the acquisitions. The aggregated consideration paid by the Company to acquire the Founding Companies was $45,328 in cash and 3,378,642 shares of common stock.

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

11.  SUBSEQUENT EVENTS (CONTINUED)
     The consideration paid and the preliminary allocation of consideration to the net assets and resulting goodwill is as follows:

                                                         TOTAL CONSIDERATION
                                                        ---------------------                          ALLOCATION
                                                        FAIR MARKET                                        OF
                                                         VALUE OF                          ADJUSTED     PURCHASE
FOUNDING COMPANY                             SHARES        STOCK       CASH      TOTAL    NET ASSETS     PRICE      GOODWILL
----------------                            ---------   -----------   -------   -------   ----------   ----------   --------
West One..................................    186,943     $ 1,858     $16,734   $18,592    $   218                  $18,374
Aero Special Delivery Service, Inc........    275,094       2,734       1,392     4,126     (2,507)                   6,633
Earlybird Courier Service, LLC............    350,868       3,487       9,034    12,521        910                   11,611
Bullit Services Inc.......................    226,415       2,250       3,576     5,826        109                    5,717
Security Despatch Limited.................                              7,205     7,205      1,579                    5,626
American Eagle Endeavors, Inc.............    321,811       3,198          --     3,198       (230)                   3,428
Atlantic Freight Systems, Inc.............    316,981       3,150          61     3,211        233                    2,978
Washington Express Services, Inc..........    210,717       2,094          --     2,094        (17)                   2,111
MLQ Express, Inc..........................                              4,424     4,424        388                    4,036
Kangaroo Express..........................     81,434         809          60       869       (227)                   1,096
National Messenger, Inc...................     91,343         908         270     1,178        130                    1,048
Fleetfoot Max, Inc........................     96,543         959         260     1,219        158                    1,061
Fleetway..................................    152,151       1,512         842     2,354         74       $  700(a)
                                                                                                            740(b)      840
1-800 Denver..............................     58,415         581          --       581       (304)                     885
Battery Point.............................     32,279         321           3       324         95                      229
Detroit Express...........................     56,604         563          93       656          9                      647
1-800 Courier LAX.........................     33,962         338          17       355       (355)                     710
Expressit Couriers, Inc...................     48,000         477          78       555         89                      466
A&W Couriers, Inc.........................     56,951         566          14       580        157                      423
Deadline Courier..........................     69,660         692          --       692        111                      581
Zoom Courier..............................    150,943       1,500          --     1,500        (25)                   1,525
A Courier.................................    144,906       1,440         900     2,340        564                    1,776
Michael Studebaker, Sole Prop.............     13,577         135          41       176         73                      103
Chris Neil, Sole Prop Zap.................     35,660         354          37       391        115                      276
S-Car-Go Courier, Inc.....................     48,181         479          34       513        187                      326
Other Founding Companies..................    319,204       3,170         253     3,423        698                    2,725
                                            ---------     -------     -------   -------    -------       ------     -------
                                            3,378,642     $33,575     $45,328   $78,903    $ 2,232       $1,440     $75,231
                                            =========     =======     =======   =======    =======       ======     =======

---------------

(a) Represents amount allocated to in process research and development activities.
(b) Represents amount allocated to acquired internally developed technology.

     The total consideration does not reflect contingent consideration which may be issued pursuant to earn out arrangements included in the definitive agreements for the Founding Companies. These arrangements provide for the Company to pay additional consideration of up to $14.6 million based on earnings before taxes for the years ended December 31, 1998 to 1999. Contingent consideration, if earned, will be recorded in a manner consistent with the consideration paid at closing for each respective Founding Company. The purchase price has been allocated to each Company's historical assets and liabilities based on their respective estimated fair values, with the exception of in-process research and development costs and existing technology of Fleetway.

                       DISPATCH MANAGEMENT SERVICES CORP.

                         (DOLLAR AMOUNTS IN THOUSANDS)

11.  SUBSEQUENT EVENTS (CONTINUED)
     The unaudited pro forma results of operations, assuming that the acquisition of the Founding Companies was consummated on January 1, 1997, are as follows:

Revenue.....................................................  $151,604
Net Income..................................................  $  2,647
Earnings per basic and diluted share........................  $    .25

     Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations might have been if the merger had been effective as of January 1, 1997. The unaudited results of operations include adjustments to the Company's unaudited historical results of operations which provide for; (1) reductions in salaries, bonuses and benefits to stockholders and managers of the Founding Companies to which they agreed prospectively; (2) amortization of goodwill to be recorded as a result of the Mergers over a period of 5 to 40 years; (3) reduction in royalty payments made by certain Founding Companies in accordance with Franchise Agreements which will terminate as a result of the Combinations; (4) reflects (a) incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, (b) federal and state income taxes relating to the other statement of operations adjustments, income taxes on S corporation income, and (d) the fact that the majority of the goodwill is not deductible; and (5) reflects the reduction in interest expense on debt repaid from the proceeds of the Offering.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Bridge Wharf Investments Limited

     We have audited the accompanying balance sheets of Bridge Wharf Investments Limited (the "Company") as of September 30, 1996 and 1997, and the related profit and loss accounts and statements of cash flows for each of the three years in the period ended September 30, 1997, all expressed in pounds sterling and prepared on the basis set forth in Note 1 to the financial statements. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with United Kingdom generally accepted auditing standards which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1997, and the results of the Company's operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles in the United Kingdom.

     Accounting principles generally accepted in the United Kingdom differ in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of the profit expressed in pounds sterling for each of the three years in the period ended September 30, 1997 and the determination of shareholders equity and financial position also expressed in pounds sterling at September 30, 1997, 1996 and 1995. Note 26 to the financial statements summarizes this effect for the years ended September 30, 1995, 1996 and 1997 and as at September 30, 1995, 1996 and 1997.

/s/ PRICE WATERHOUSE

Price Waterhouse
London, England
December 12, 1997

                        BRIDGE WHARF INVESTMENTS LIMITED

                                 BALANCE SHEET
                         (POUNDS STERLING IN THOUSANDS)

                                                                  SEPTEMBER 30,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
FIXED ASSETS
  Intangible assets.........................................    L    89    L    75
  Tangible assets...........................................      1,411      1,980
                                                                -------    -------
                                                                  1,500      2,055
CURRENT ASSETS
  Debtors due within one year...............................      3,036      3,286
  Cash and deposits.........................................        635        665
                                                                -------    -------
                                                                  3,671      3,951
Creditors: amounts falling due within one year..............     (2,797)    (2,745)
                                                                -------    -------
NET CURRENT ASSETS..........................................        874      1,206
                                                                -------    -------
TOTAL ASSETS LESS CURRENT LIABILITIES.......................      2,374      3,261
Creditors: amounts falling due after more than one year.....       (958)    (1,416)
                                                                -------    -------
CAPITAL AND RESERVES........................................    L 1,416    L 1,845
                                                                =======    =======
Share capital equity........................................         75         75
Profit and loss account.....................................      1,341      1,770
                                                                -------    -------
TOTAL SHAREHOLDERS' FUNDS...................................    L 1,416    L 1,845
                                                                =======    =======

                See accompanying notes to financial statements.

                        BRIDGE WHARF INVESTMENTS LIMITED

                            PROFIT AND LOSS ACCOUNT
                         (POUNDS STERLING IN THOUSANDS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
TURNOVER....................................................  L11,840   L15,093   L17,233
Cost of sales...............................................   (8,813)  (11,592)  (13,629)
                                                              -------   -------   -------
GROSS PROFIT................................................    3,027     3,501     3,604
Distribution costs..........................................     (359)     (356)     (340)
Administrative expenses.....................................   (1,822)   (2,097)   (2,177)
Other operating income......................................        5         1         3
                                                              -------   -------   -------
OPERATING PROFIT............................................      851     1,049     1,090
Other interest receivable and similar income................       17        10        20
Interest payable and similar charges........................     (138)     (194)     (227)
                                                              -------   -------   -------
PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION...............      730       865       883
Taxation on profits from ordinary activities................     (225)     (223)     (262)
                                                              -------   -------   -------
PROFIT ON ORDINARY ACTIVITIES AFTER TAXATION................      505       642       621
Dividends...................................................     (144)     (192)     (192)
                                                              -------   -------   -------
RETAINED PROFIT FOR THE FINANCIAL YEAR......................  L   361   L   450   L   429
                                                              =======   =======   =======

All amounts relate to continuing activities.

All recognized gains and losses are included in the profit and loss account.

                See accompanying notes to financial statements.

                        BRIDGE WHARF INVESTMENTS LIMITED

                            STATEMENT OF CASH FLOWS
                         (POUNDS STERLING IN THOUSANDS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
CASH INFLOWS FROM OPERATING ACTIVITIES......................  L 588    L 642    L 904
Returns on investments and servicing of finance.............   (265)    (376)    (399)
Taxation....................................................   (234)    (230)    (254)
Capital expenditure and financial investment................   (945)    (271)    (787)
                                                              -----    -----    -----
Cash outflows before use of liquid resources and
  financing.................................................   (856)    (235)    (536)
Financing...................................................    968       73      945
                                                              -----    -----    -----
INCREASE/(DECREASE) IN CASH IN THE YEAR.....................  L 112    L(162)   L 409
                                                              =====    =====    =====

                See accompanying notes to financial statements.

                        BRIDGE WHARF INVESTMENTS LIMITED

                         NOTES TO FINANCIAL STATEMENTS
                         (POUNDS STERLING IN THOUSANDS)

1.  ACCOUNTING POLICIES

     These financial statements have been prepared under the historical cost convention using the following accounting policies:

  Turnover

     The turnover shown in the profit and loss account represents amounts invoiced during the year, exclusive of Value Added Tax and trade discounts.

  Amortization

     Amortization is calculated so as to write off the cost of an asset, net of anticipated disposal proceeds, over the useful economic life of that asset as follows:

                                                      10 years straight
Goodwill............................................  line

  Depreciation

     Depreciation is calculated so as to write off the cost of an asset, net of anticipated disposal proceeds, over the useful economic life of that asset as follows:

Freehold property...................................  2% Straight line
Equipment...........................................  25% reducing balance
Furniture, fixtures and fittings....................  25% reducing balance
Motor Vehicles......................................  25% reducing balance

  Hire purchase agreements

     Assets held under hire purchase agreements are capitalized and disclosed under tangible fixed assets at their fair value. The capital element of the future payments is treated as a liability and the interest is charged against the profit and loss account so as to produce a constant periodic rate of charge on the remaining balance of the obligation for each accounting period.

2.  TURNOVER

     Turnover and profit before tax are attributable to the one principal activity of the company which is the provision of courier, messenger and car transportation services within the UK.

3.  OTHER OPERATING INCOME

                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1995    1996    1997
                                                              ----    ----    ----
Insurance Claims............................................   L5      L1      L3

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

4.  OPERATING PROFIT

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Operating profit for the year was arrived at after charging:
  Amortization..............................................  L 15   L 15   L 15
  (Profit)/Loss on disposal of fixed assets.................    --     (4)     3
  Depreciation of tangible fixed assets.....................   195    171    231
  Operating lease rentals of:
     Plant and machinery....................................    32     32     28
  Auditors' remuneration -- Audit...........................     9      9      9
                              Non-audit.....................     2      4      2
  Fixed assets scrapped.....................................    --     --     29
                                                              ====   ====   ====
The average number of employees including directors employed
  by the group during the year was as follows...............    79    102    134
                                                              ====   ====   ====

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
The related staff costs amounted to:
  Wages and salaries........................................  L1,415   L1,810   L2,319
  Social security costs.....................................     143      180      227
                                                              ------   ------   ------
                                                              L1,558   L1,990   L2,546
                                                              ======   ======   ======

5.  INTEREST RECEIVABLE AND SIMILAR INCOME

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Bank interest receivable....................................  L17    L10    L20

6.  INTEREST PAYABLE AND SIMILAR CHARGES

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Bank interest...............................................  L 54   L 70   L100
Mortgage interest...........................................    25     55     55
Hire purchase interest charge...............................     2     11     24
Shareholders' loan..........................................    25     26     18
Directors' loan interest....................................    32     32     30
                                                              ----   ----   ----
                                                              L138   L194   L227
                                                              ====   ====   ====

     All loans and overdrafts are wholly repayable within five years.

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

7.  TAXATION ON PROFITS FROM ORDINARY ACTIVITIES

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
UK corporation tax charge...................................  L225   L255   L262
Overprovision relating to prior year........................    --    (32)    --
                                                              ----   ----   ----
                                                              L225   L223   L262
                                                              ====   ====   ====

     The corporation tax liabilities for the years ended September 30, 1995 and 1996 have been calculated based upon computations that have been submitted to the Inland Revenue. However, no computations submitted since 1993 have been agreed with the Inland Revenue and they are subject to continuing correspondence.

8.  DIVIDENDS

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Paid on ordinary shares.....................................  L144   L192   L192

9.  INTANGIBLE ASSETS

                                                              GOODWILL
                                                              --------
COST:
  Balance bought forward/carried forward for all periods....    L145
                                                                ----
AMORTIZATION:
  Balance brought forward September 30, 1995................      40
  Amortization charge for the year..........................      15
                                                                ----
  Balance carried forward September 30, 1996................      55
  Amortization change for the period........................      15
                                                                ----
  Balance carried forward at September 30, 1997.............      70
                                                                ====
NET BOOK VALUE:
  At September 30, 1996.....................................      90
                                                                ====
  At September 30, 1997.....................................    L 75
                                                                ====

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

10.  TANGIBLE ASSETS

                                                                          FURNITURE,
                                                  FREEHOLD               FIXTURES AND    MOTOR
                                                  PROPERTY   EQUIPMENT     FITTINGS     VEHICLES   TOTAL
                                                  --------   ---------   ------------   --------   ------
COST
  At September 30, 1995.........................    L712       L650          L193         L127     L1,682
  Addition......................................      --         62            30          237        329
  Disposals.....................................      --         --            --          (10)       (10)
                                                    ----       ----          ----         ----     ------
  At September 30, 1996.........................     712        712           223          354      2,001
  Addition......................................      --        353            --          502        855
  Disposals.....................................      --        (68)           --          (41)      (109)
                                                    ----       ----          ----         ----     ------
  At September 30, 1997.........................     712        997           223          815      2,747
DEPRECIATION
  At September 30, 1995.........................      14        322            58           42        436
  Disposals.....................................      --         --            --          (16)       (16)
  Charge........................................      14         88            37           32        171
                                                    ----       ----          ----         ----     ------
  At September 30, 1996.........................      28        410            95           58        591
  Disposals.....................................      --        (40)           --          (16)       (56)
  Charge........................................      14         79            32          107        232
                                                    ----       ----          ----         ----     ------
  At September 30, 1997.........................      42        449           127          149        767
NET BOOK VALUE
  At September 30, 1996.........................     684        303           128          296      1,411
                                                    ----       ----          ----         ----     ------
  At September 30, 1997.........................    L670       L548          L 96         L666     L1,980
                                                    ====       ====          ====         ====     ======

     The net book value of fixed assets in respect of assets held under hire purchase contracts is L624.

11.  CASH AND DEPOSITS

                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Cash at bank and in hand....................................  L335    L365
Deposits lodged as security.................................   300     300
                                                              ----    ----
                                                              L635    L665
                                                              ====    ====

     Pursuant to the acquisition of the business of Rapid Dispatch in October 1993, an amount of L300 has been lodged in an escrow account to act as security for future commission payments to the previous owners of Rapid Dispatch.

12.  DEBTORS

                                                                   AS AT
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Amounts due within one year:
  Trade debtors.............................................  L2,974   L3,205
  Prepayments and accrued income............................      62       81
                                                              ------   ------
                                                              L3,036   L3,286
                                                              ======   ======

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

13.  CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                   AS AT
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Bank overdrafts (secured)...................................  L  379   L   --
West Bromwich Building Society..............................       8       10
Trade finance loan..........................................     765    1,155
Trade creditors.............................................     362      586
Other taxation and social security..........................     700      416
Hire purchase agreements....................................      78      221
Accruals....................................................     298      143
Corporation tax.............................................     207      214
                                                              ------   ------
                                                              L2,797   L2,745
                                                              ======   ======

     The bank overdraft is secured by a fixed and floating charge over the assets of the business. The trade and loan facilities are secured by a fixed charge over the trade debtors reflected in these accounts.

14.  CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR

                                                                  AS AT
                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              ----   ------
Other creditors:
  Hire purchase agreements..................................  L 63   L  400
  West Bromwich Building Society............................   471      462
  Trade finance loan........................................    --      130
  Shareholders' loan........................................   212      212
  Directors' loan account...................................   212      212
                                                              ----   ------
                                                              L958   L1,416
                                                              ====   ======

     The mortgage is secured by a fixed charge over the freehold property of the company. It is repayable over twenty years and interest is charged at 11.25% per annum fixed until November 11, 2000. The amount repayable after five years is L395.

15.  SHARE CAPITAL

                                                                   AS AT
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
AUTHORIZED SHARE CAPITAL
  1,000,000 Ordinary shares of L1 each......................  L1,000   L1,000
                                                              ======   ======
ALLOTTED, CALLED UP AND FULLY PAID
  Equity share capital:
     75,000 ordinary shares of L1 each......................  L   75   L   75
                                                              ======   ======

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

16.  RESERVES

                                                               PROFIT AND
                                                              LOSS ACCOUNT
                                                              ------------
At September 30, 1995.......................................     L  891
Profit for the year.........................................        450
                                                                 ------
At September 30, 1996.......................................      1,341
Profit for the year.........................................        429
                                                                 ------
At September 30, 1997.......................................     L1,770
                                                                 ======

17.  RECONCILIATION OF SHAREHOLDERS' FUNDS

                                                                   AS OF
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Profit for the financial year...............................    L642     L621
Dividends...................................................    (192)    (192)
                                                              ------   ------
Net increase in shareholders' funds.........................     450      429
Shareholders' funds at the beginning of the year............     966    1,416
                                                              ------   ------
Shareholders' funds at the end of the year..................  L1,416   L1,845
                                                              ======   ======

18. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              1995     1996      1997
                                                              -----   -------   ------
Operating profit............................................  L 851   L 1,049   L1,090
Amortization................................................     15        15       15
Depreciation charges........................................    195       171      231
(Profit)/loss on disposal of fixed asset....................     --        (4)       3
Loss on fixed assets scrapped...............................                        29
Increase in debtors.........................................   (635)   (1,055)    (250)
Increase/(Decrease) in creditors............................    162       466     (214)
                                                              -----   -------   ------
Net cash inflow from operating activities...................  L 588   L   642   L  904
                                                              =====   =======   ======

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

19.  ANALYSIS OF CASH FLOWS FOR HEADINGS NETTED IN THE CASH FLOW STATEMENT

                                                               AS AT SEPTEMBER 30,
                                                              ---------------------
                                                              1995    1996    1997
                                                              -----   -----   -----
Returns on investments and servicing of finance
Interest received...........................................  L  17   L  10   L  20
Interest paid...............................................   (136)   (183)   (203)
Finance charges on hire purchases...........................     (2)    (11)    (24)
Dividends paid..............................................   (144)   (192)   (192)
                                                              -----   -----   -----
Net cash outflow from returns on investments and servicing
  of finance................................................  L(265)  L(376)  L(399)
                                                              -----   -----   -----
Capital expenditure and financial investment
Purchase of tangible fixed assets...........................  L(945)  L(281)  L(807)
Disposals...................................................     --      10      20
Net cash outflow for capital expenditure and financial
  investment................................................  L(945)  L(271)  L(787)
                                                              =====   =====   =====
Financing
Net inflow/(outflow) from hire purchases contracts..........  L  (8)  L (42)  L 433
Net cash inflow/(outflow) from long term loans..............    487      (9)    (16)
Net inflow from trade finance...............................    489     124     528
                                                              -----   -----   -----
Net cash inflow from financing..............................  L 968   L  73   L 945
                                                              =====   =====   =====

20.  ANALYSIS OF CHANGES IN NET DEBT CASH AT BANK AND IN HAND

                                                                               NON
                                                  AT SEPTEMBER 30,   CASH      CASH     AT SEPTEMBER 30,
                                                        1994         FLOWS    FLOWS           1995
                                                  ----------------   -----   --------   ----------------
Cash at Bank....................................       L 114         L 201    L  --         L   315
Bank Overdrafts.................................        (108)          (89)      --            (197)
                                                       -----         -----    -----         -------
                                                           6           112       --             118
Debt due within one year........................        (151)         (489)      --            (640)
Debt due after one year.........................        (425)         (487)      --            (912)
Hire purchase contracts.........................          --             8     (142)           (134)
                                                       -----         -----    -----         -------
          Net debt..............................       L(570)        L(856)   L(142)        L(1,568)
                                                       =====         =====    =====         =======

                                                                               NON
                                                  AT SEPTEMBER 30,   CASH      CASH     AT SEPTEMBER 30,
                                                        1995         FLOWS    FLOWS           1996
                                                  ----------------   -----   --------   ----------------
Cash at Bank....................................      L   315        L  20     L --         L   335
Bank Overdrafts.................................         (197)        (182)      --            (379)
                                                      -------        -----     ----         -------
                                                          118         (162)                     (44)
Debt due within one year........................         (640)        (125)      (8)           (773)
Debt due after one year.........................         (912)           9        8            (895)
Hire purchase contracts.........................         (134)          42      (49)           (141)
                                                      -------        -----     ----         -------
          Net debt..............................      L(1,568)       L(236)    L(49)        L(1,853)
                                                      =======        =====     ====         =======

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

                                                                               NON
                                                  AT SEPTEMBER 30,   CASH      CASH     AT SEPTEMBER 30,
                                                        1996         FLOWS    FLOWS           1997
                                                  ----------------   -----   --------   ----------------
Cash at Bank....................................      L   335        L  30     L --         L   365
Bank Overdrafts.................................         (379)         379       --              --
                                                      -------        -----     ----         -------
                                                          (44)         409                      365
Debt due within one year........................         (773)        (392)      --          (1,165)
Debt due after one year.........................         (895)        (121)      --          (1,016)
Hire purchase contracts.........................         (141)        (434)     (47)           (622)
                                                      -------        -----     ----         -------
          Net debt..............................      L(1,853)       L(538)    L(47)        L(2,438)
                                                      =======        =====     ====         =======

21.  RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET DEBT

                                                                  AS AT SEPTEMBER 30,
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
Increase/(decrease) in cash and cash equivalents in the
  period....................................................  L   112   L  (162)  L   409
In-flows from debts due within one year.....................     (489)     (125)     (392)
(In-flows)/outflows from debt due after one year............     (487)        9      (121)
Non cashflows relating to hire purchase leases..............     (142)      (49)      (47)
Net cash inflow/outflow from hire purchase leases...........        8        42      (434)
Net debt at beginning of year...............................     (570)   (1,568)   (1,853)
                                                              -------   -------   -------
Net debt at end of year.....................................  L(1,568)  L(1,853)  L(2,438)
                                                              =======   =======   =======

22.  CONTINGENT LIABILITIES

     There is a legal dispute outstanding concerning amounts owed as commission to a third party who introduced business to the company. The directors consider, at present, adequate provisions have been established for this potential liability.

23.  ANNUAL COMMITMENTS UNDER HIRE PURCHASE AGREEMENT

     Future commitments under such agreements are as follows:

                                                                    AS AT
                                                                SEPTEMBER 30,
                                                                --------------
                                                                1996     1997
                                                                -----    -----
Amounts payable within 1 year...............................    L 79     L262
Amounts payable between 2 to 5 years........................      75      443
Less: finance charges relating to future periods............     (13)     (84)
                                                                ----     ----
                                                                L141     L621
                                                                ====     ====

24.  CAPITAL COMMITMENTS

     There was no capital expenditure either authorized or contracted for as at September 30, 1995, September 30, 1996 and September 30, 1997.

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

25.  INTERESTS OF DIRECTORS IN TRANSACTIONS OF THE COMPANY

     During the periods the company paid the following to Smith Summerfield & Lewis, a firm of chartered accountants, in which the two directors of the company are partners. The payments were made for services provided by the two directors.

Year to September 30, 1995..................................  L120
Year to September 30, 1996..................................  L 84
Year to September 30, 1997..................................  L 89

26. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP)

     The financial statements included in this report have been prepared in accordance with UK GAAP which differ in certain significant respects from US GAAP. The main differences between UK GAAP and US GAAP which affect the Group's net profit and net assets are set out below.

  i) Income Taxes

     Under UK GAAP, deferred income taxes are accounted for to the extent that it is considered probable that a liability or asset will crystallize in the foreseeable future. Under US GAAP, deferred taxes are accounted for on all temporary differences and a valuation allowance is established to reduce deferred tax assets to the amount which "more likely than not" will be realized in future tax returns. Deferred tax amounts also arise as a result of the other US GAAP adjustments.

     The UK deferred tax liability can be reconciled as follows to the US GAAP net deferred tax liability:

                                                              1995   1996   1997
                                                              ----   ----   ----
Deferred tax liability under UK GAAP........................  LNil   LNil   LNil
Tax effects on timing differences:
  Tax losses................................................    --     --     --
  Capital allowances........................................    17     48     94
                                                              ----   ----   ----
Gross deferred tax liability in accordance with US GAAP.....    17     48     94
Deferred tax valuation allowance............................    --     --     --
                                                              ----   ----   ----
Net deferred tax liability in accordance with US GAAP.......  L 17   L 48   L 94
                                                              ====   ====   ====

     The US GAAP provision is comprised as follows:

                                                              1995   1996   1997
                                                              ----   ----   ----
UK Corporation tax provision................................  L224   L207   L214
Net deferred tax liability in accordance with US GAAP.......    17     48     94
                                                              ----   ----   ----
US Corporation tax provision................................  L241   L255   L308
                                                              ====   ====   ====

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

26. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP) (CONTINUED)
  ii) Effects on Conforming to US GAAP -- Impact on Net Profit

     The adjustments to reported net loss required to conform with US GAAP are as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Net Profit
Net profit of the Group under UK GAAP.......................   L505      L642      L621
Adjustments:
  Tax.......................................................    (17)      (31)      (46)
                                                               ----      ----      ----
Total US GAAP adjustment....................................    (17)      (31)      (46)
                                                               ----      ----      ----
Net Profit under US GAAP....................................   L488      L611      L575
                                                               ====      ====      ====

  iii) Effects of Conforming to US GAAP -- Impact on Net Equity

     The adjustments to reported net equity required to conform to US GAAP are as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              1995     1996      1997
                                                              -----   -------   -------
Shareholders' funds
Capital and reserves of the Group under UK GAAP.............  L966    L1,416    L2,106
Adjustments:
  Deferred tax..............................................   (17)      (31)      (46)
                                                              ----    ------    ------
Shareholders' funds under US GAAP...........................  L949    L1,385    L2,060
                                                              ====    ======    ======

  iv) Cash Flow Information

     The company's financial statements include Consolidated Statements of Cash Flows in accordance with UK Accounting Standard FRS 1, "Cash Flow Statements". The statement prepared under FRS 1 (revised 1996) presents substantially the same information as that required under US Statement of Financial Accounting Standard No 95 (FAS 95).

     Under FRS 1 (revised 1996) cash flows are presented for (i) operating activities; (ii) returns on investments and servicing of finance; (iii) taxation; (iv) investing activities; and (v) financing activities. FAS 95 only requires presentation of cash flows from operating investing and financing activities.

     Cash flows under FRS 1 (revised 1996) in respect of interest received, interest paid (net of that capitalized), interest on finance leases and taxation would be included within operating activities under FAS 95. Capitalized interest would be included in investing activities under US GAAP.

     Cash under FRS 1 (revised 1996) includes cash in hand and deposits repayable on demand less overdrafts repayable on demand. Under FAS 95 all short term borrowings and bank overdrafts are included in financing activities.

                        BRIDGE WHARF INVESTMENTS LIMITED

                         (POUNDS STERLING IN THOUSANDS)

26. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP) (CONTINUED)
     The following statements summarize the statement of cash flows for the Group as if they had been presented in accordance with US GAAP and include the adjustments which reconcile cash and cash equivalents under US GAAP to cash and cash equivalents reported under UK GAAP.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Net cash inflow from operating activities...................  L 233     L 228     L 442
Net cash used in investing activities.......................   (945)     (271)     (787)
Net cash provided (used for) financing activities...........    335      (243)      225
                                                              -----     -----     -----
Net decrease in cash and cash equivalents...................   (377)     (286)     (120)
Cash under US GAAP at beginning of year.....................   (145)     (522)     (809)
                                                              -----     -----     -----
Cash under US GAAP at end of year...........................   (522)     (808)     (929)
Trade Finance loan under UK GAAP at end of year.............    640       765     1,285
                                                              -----     -----     -----
Net cash/(overdraft) under UK GAAP at end of year...........  L 118     L (43)    L 356
                                                              =====     =====     =====

v) Operating statement -- US Format

     Despatch costs are included within Cost of Sales under UK GAAP. In accordance with US requirements, Cost of Sales includes costs relating to Road Management Services only. The Profit and Loss Account has been reformatted below to reflect the US requirements.

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
Turnover....................................................  L11,840   L 15,093   L 17,233
Cost of sales in accordance with UK GAAP....................   (8,813)   (11,592)   (13,629)
US adjustment...............................................    1,336      1,574      2,094
Cost of Sales in accordance with US.........................   (7,477)   (10,018)   (11,535)
                                                              -------   --------   --------
Gross margin................................................    4,363      5,075      5,698
Net Operating expenses/income -- UK GAAP....................   (2,176)    (2,452)    (2,514)
US adjustments..............................................   (1,336)    (1,574)    (2,094)
Operating profit -- US......................................  L   851   L  1,049   L  1,090
                                                              -------   --------   --------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and shareholders of Security Despatch Limited

     We have audited the accompanying consolidated balance sheets of Security Despatch Limited and its subsidiaries (the "Group"), excluding the Mail Room Services Operations, as of March 31, 1996 and 1997 and December 31, 1997, and the related consolidated statements of operations and change in cash flows for the years ended March 31, 1996 and 1997 and nine months ended December 31, 1997, all expressed in pounds sterling and prepared on the basis set forth in Note 1 to the consolidated financial statements. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with United Kingdom generally accepted auditing standards which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group at March 31, 1996 and 1997 and December 31, 1997, and the results of the Group's operations and its cash flows for the years and the nine month period then ended in conformity with generally accepted accounting principles in the United Kingdom.

     Accounting principles generally accepted in the United Kingdom differ in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of the consolidated profit expressed in pounds sterling for the years ended March 31, 1996 and 1997, and the nine months ended December 31, 1997 and the determination of the consolidated shareholder's equity and consolidated financial position also expressed in pounds sterling at March 31, 1996 and 1997 and December 31, 1997. Note 23 to the consolidated financial statements summarizes this effect for the years ended March 31, 1996 and 1997, and as at March 31, 1996 and 1997.

     As discussed in Note 1, on February 11, 1998, the Group sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE

Price Waterhouse
London, England
April 27, 1998

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

                          CONSOLIDATED BALANCE SHEETS
                         (POUNDS STERLING IN THOUSANDS)

                                                                  MARCH 31,
                                                              -----------------   DECEMBER 31,
                                                               1996      1997         1997
                                                              -------   -------   ------------
FIXED ASSETS
  Tangible assets...........................................  L    91   L   110     L    95
CURRENT ASSETS
     Debtors due within one year............................    1,021     1,106       1,021
     Debtors due in greater than one year...................       --       199         797
     Intra division.........................................      177       384         592
     Cash at bank and in hand...............................       31        --          --
                                                              -------   -------     -------
          Total assets......................................    1,229     1,689       2,410
Creditors: amounts falling due within one year..............   (1,118)   (1,298)     (1,548)
                                                              -------   -------     -------
NET CURRENT ASSETS..........................................      111       391         862
                                                              -------   -------     -------
TOTAL ASSETS LESS CURRENT LIABILITIES.......................  L   202   L   501     L   957
                                                              =======   =======     =======
CAPITAL AND RESERVES
  Share capital-equity......................................      137       143         143
  Share capital-non equity..................................    1,250     1,100       1,100
  Share premium account.....................................      752       771         771
  Capital redemption reserve................................      616       766         766
  Profit and loss account...................................     (563)     (289)        167
  Goodwill..................................................   (1,990)   (1,990)     (1,990)
                                                              -------   -------     -------
TOTAL SHAREHOLDERS' FUNDS...................................  L   202   L   501     L   957
                                                              =======   =======     =======
  Equity shareholders' deficit..............................   (1,048)     (599)       (143)
  Non equity shareholders' funds............................    1,250     1,100       1,100
                                                              -------   -------     -------
                                                              L   202   L   501     L   957
                                                              =======   =======     =======

                See accompanying notes to financial statements.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (POUNDS STERLING IN THOUSANDS)

                                                                YEAR ENDED      NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
TURNOVER....................................................  L5,240   L5,900      L4,736
Cost of sales...............................................   3,920    4,466       3,632
                                                              ------   ------      ------
GROSS PROFIT................................................   1,320    1,434       1,104
Administrative expenses.....................................     627      624         457
                                                              ------   ------      ------
OPERATING PROFIT............................................     693      810         647
Interest payable and similar charges........................      24       13          37
                                                              ------   ------      ------
PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION...............     669      797         610
Taxation on profits from ordinary activities................     220      239         154
                                                              ------   ------      ------
PROFIT ON ORDINARY ACTIVITIES AFTER TAXATION................     449      558         456
Dividends (non equity)......................................     164      134          --
                                                              ------   ------      ------
RETAINED PROFIT FOR THE FINANCIAL YEAR......................  L  285   L  424      L  456
                                                              ======   ======      ======

All amounts relate to continuing activities.

All recognized gains and losses are included in the profit and loss account.

                See accompanying notes to financial statements.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (POUNDS STERLING IN THOUSANDS)

                                                               YEAR ENDED     NINE MONTHS
                                                                MARCH 31,        ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
CASH INFLOWS FROM OPERATING ACTIVITIES (SEE NOTE 1 BELOW)...  L 568   L 570      L 404
Returns on investments and servicing of finance.............   (188)   (147)      (184)
Taxation....................................................    (97)   (191)      (220)
Capital expenditure and financial investment................    (51)    (70)       (24)
                                                              -----   -----      -----
Cash inflow (outflows) before use of liquid resources and
  financing.................................................    232     162        (24)
Net financing cash flows....................................   (295)   (125)      (262)
                                                              -----   -----      -----
INCREASE/(DECREASE) IN CASH IN THE YEAR.....................  L (63)  L  37      L(286)
                                                              =====   =====      =====

                See accompanying notes to financial statements.

NOTE 1

  Analysis of operating cashflows

                                                              YEAR ENDED    NINE MONTHS
                                                               MARCH 31,       ENDED
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Net operating cashflows (as shown above)....................  L568   L570       L404
Add back:
  Net operating cashflows paid on behalf of the mailroom
     division...............................................   177    207        208
  Net operating cashflows paid on behalf of the parent
     company................................................    --     --        239
                                                              ----   ----       ----
  Net operating cashflows relating to the courier
     business...............................................  L745   L777       L851
                                                              ====   ====       ====

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (POUNDS STERLING IN THOUSANDS)

1.  ACCOUNTING POLICIES

  BASIS OF ACCOUNTING

     The financial statements have been prepared under the historical cost convention and are in accordance with applicable accounting standards. The following accounting policies have been applied.

     Prior to February 28, 1997 Security Despatch Limited was the group's ultimate parent company. As part of a group reorganization in February 1997 designed to enable some shareholders to realize their investment, a newly incorporated company Security Business Services Limited, acquired 100% of the share capital of Security Despatch Limited. The acquisition was completed through offering Security Despatch shareholders either shares and loan stock in Security Business Services Limited or cash for their Security Despatch Limited shares. The cash element of the offer was financed through a L1.75 million loan from Barclays Bank.

     In order to present meaningful comparable information, the financial statements of Security Despatch Limited have been presented for all periods with no adjustments made in the financial statements to reflect the effect of the reorganization.

     The unaudited management accounts of Security Business Services Limited indicate that in the period to December 31, 1997 expenses of L336 were charged, consisting primarily of loan interest of L196, facility fees of L49 and directors remuneration of L91. Fixed assets at December 31, 1997 consisted solely of the investment in Security Despatch Limited. Net current liabilities at December 31, 1997 consisted primarily of corporation tax recoverable of L122, accrued interest payable of L98 and accrued management charges of L5. Borrowings at December 31, 1997 consisted of a L1,488 loan from Barclays Bank and loan stock held by the shareholders of L2,111. The Barclays Bank loan has subsequently been repaid.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

  BASIS OF CONSOLIDATION AND PREPARATION

     The consolidated accounts include the Company and its subsidiary undertakings ("the Group"). The results of subsidiaries acquired are included from the date of their acquisition. The group uses the acquisition method of accounting to consolidate the results of subsidiary undertakings. All subsidiary undertakings have been dormant since December 31, 1996.

     Security Despatch Limited consists of a courier operation and a mailroom management operation. The mailroom management operation business is being retained by the existing management and will not form part of the operations of the Group in the future. Therefore these financial statements have been prepared on a carve-out basis and only reflect the historical financial position, results of operations, and cash flows of the courier operation as it will go forward, and as if the courier operation had operated as a stand alone Group since 1994.

     Transactions between the courier operation and the mail room management operation are herein referred to as related party transactions.

     Goodwill arising on the acquisition of a subsidiary is the difference between the fair value of the consideration paid and fair value of the assets and liabilities acquired.

     Goodwill is written off directly to reserves in the year in which it arises.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

  TURNOVER

     Turnover represents amounts invoiced, excluding value added tax, in respect of the sale of services to customers.

  COST OF SALES

     Cost of sales includes wages and salaries costs incurred in the provision of the messenger service and costs relating to radio equipment, because in the opinion of the directors this is the most appropriate disclosure.

  DEPRECIATION

     Deprecation is provided to write off cost, less estimated residual values of all tangible fixed assets over their expected useful lives. It is calculated at the following rates:

Radio equipment.......................................     25% per annum
Computers.............................................  33.33% per annum
Furniture and office equipment........................     20% per annum

  ASSETS HELD UNDER LEASE AGREEMENTS

     Payments under operating leases are charged to the profit and loss account on a straight line basis over the term of the lease.

  DEFERRED TAXATION

     Provision is made for deferred taxation using the liability method in respect of all timing differences to the extent that it is probable a liability will crystallize in the foreseeable future.

2.  TURNOVER

     Turnover is derived from the group's operation of a courier service and is earned entirely in the UK.

3.  OPERATING PROFIT

                                                                                NINE MONTHS
                                                                YEAR ENDED         ENDED
                                                                 MARCH 31,      DECEMBER 31,
                                                              ---------------   ------------
                                                               1996     1997        1997
                                                              ------   ------   ------------
Operating profit for the year was arrived at after charging:
Depreciation of tangible fixed assets.......................  L   49   L   51      L   39
  Operating lease rentals of:
     Plant and machinery....................................      17       11           9
     Land and buildings.....................................      34       34          23
Auditors' remuneration......................................       9        7           9
Wages and salaries..........................................   1,100    1,134         951
Social security costs.......................................     106      119          92
                                                              ------   ------      ------
                                                              L1,315   L1,356      L1,123
                                                              ======   ======      ======

     The average number of employees including directors
       employed by the group during the year was as
       follows..............................................      63       75          76
                                                              ======   ======      ======

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

4.  INTEREST PAYABLE AND SIMILAR CHARGES

                                                                            NINE MONTHS
                                                              YEAR ENDED       ENDED
                                                               MARCH 31,    DECEMBER 31,
                                                              -----------   ------------
                                                              1996   1997       1997
                                                              ----   ----   ------------
Bank loans and overdrafts...................................  L 24   L 13       L 37
                                                              ====   ====       ====

     All loans and overdrafts are wholly repayable within five years.

5.  TAXATION ON PROFITS FROM ORDINARY ACTIVITIES

                                                                            NINE MONTHS
                                                              YEAR ENDED       ENDED
                                                               MARCH 31,    DECEMBER 31,
                                                              -----------   ------------
                                                              1996   1997       1997
                                                              ----   ----   ------------
UK corporation tax charge...................................  L204   L239       L154
Underprovision in respect of prior years....................    16     --         --
                                                              ----   ----       ----
                                                              L220   L239       L154
                                                              ====   ====       ====

6.  DIVIDENDS

                                                                            NINE MONTHS
                                                              YEAR ENDED       ENDED
                                                               MARCH 31,    DECEMBER 31,
                                                              -----------   ------------
                                                              1996   1997       1997
                                                              ----   ----   ------------
Preference-paid.............................................  L164   L134       L --
                                                              ====   ====       ====

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

7.  TANGIBLE ASSETS

                                                                                   FURNITURE
                                                             RADIO                 AND OFFICE
                                                           EQUIPMENT   COMPUTERS   EQUIPMENT    TOTAL
                                                           ---------   ---------   ----------   -----
COST
  At March 31, 1996......................................    L   214     L   129      L    75   L 418
  Additions..............................................         12          35           23      70
                                                             -------     -------      -------   -----
  At March 31, 1997......................................        226         164           98     488
  Additions..............................................          2          17            5      24
                                                             -------     -------      -------   -----
  At December 31, 1997...................................    L   228     L   181      L   103   L 512
                                                             =======     =======      =======   =====
DEPRECIATION
  At March 31, 1996......................................    L   175     L   101      L    51   L 327
  Charge for year........................................         19          21           11      51
                                                             -------     -------      -------   -----
  At March 31, 1997......................................        194         122           62     378
  Charge for year........................................         13          17            9      39
                                                             -------     -------      -------   -----
  At December 31, 1997...................................    L   207     L   139      L    71   L 417
                                                             =======     =======      =======   =====
NET BOOK VALUE
  At March 31, 1996......................................    L    39     L    28      L    24   L  91
                                                             =======     =======      =======   =====
  At March 31, 1997......................................    L    32     L    42      L    36   L 110
                                                             =======     =======      =======   =====
  At December 31, 1997...................................    L    21     L    42      L    32   L  95
                                                             =======     =======      =======   =====

8.  INVESTMENTS

     Details of the subsidiary undertaking are as follows:

                                                                     NATURE OF BUSINESS
                                                               ------------------------------
                                   COUNTRY OF   PROPORTION OF     MARCH 31,      DECEMBER 31,
NAME                              REGISTRATION  VOTING RIGHTS   1996     1997        1997
----                              ------------  -------------  -------  -------  ------------
Security Despatch Couriers
  Limited.......................    England         100%       Courier  Dormant    Dormant
Security Despatch London
  Limited.......................    England         100%       Courier  Dormant    Dormant
Security Despatch (Admin)
  Limited.......................    England         100%       Dormant  Dormant    Dormant

9.  DEBTORS

                                                                          AS AT
                                                              ------------------------------
                                                                 MARCH 31,      DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Amounts due within one year:
     Trade debtors..........................................  L  968   L1,077      L  966
     Other debtors..........................................       6       --           4
     Prepayments and accrued income.........................      47       29          51
                                                              ------   ------      ------
                                                              L1,021   L1,106      L1,021
                                                              ======   ======      ======
Amounts falling due after more than one year:
Amounts owed by parent undertaking..........................  L   --   L  199      L  797
                                                              ======   ======      ======

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

10.  CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                                                          AS AT
                                                              ------------------------------
                                                                 MARCH 31,      DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Bank overdrafts (secured)...................................  L  252   L  184      L  470
Trade creditors.............................................     147      234         173
Other taxation and social security..........................     385      413         588
Other creditors.............................................      82       84          99
Accruals and deferred income................................      77      160          61
Corporation tax.............................................     155      207         157
ACT payable.................................................      20       16          --
                                                              ------   ------      ------
                                                              L1,118   L1,298      L1,548
                                                              ======   ======      ======

     The bank overdrafts are secured by a fixed and floating charge over the assets of the company.

11.  SHARE CAPITAL

                                                                           AS AT
                                                    ---------------------------------------------------
                                                    MARCH 31,   DECEMBER 31,   MARCH 31,   DECEMBER 31,
                                                      1997          1997         1997          1997
                                                    ---------   ------------   ---------   ------------
                                                      NOS.          NOS.
AUTHORIZED
Ordinary shares of 10p each.......................  1,114,443    1,114,443      L  111       L   111
"A" ordinary shares of L1 each....................     20,000       20,000          20            20
"B" ordinary shares of 10p each...................    592,728      592,728          59            59
"C" ordinary shares of 1p each....................    651,190      651,190           7             7
"D" ordinary shares of L1 each....................     20,000       20,000          20            20
11% cumulative preference shares of L1 each.......  1,866,176    1,866,176       1,866         1,866
                                                                                ------       -------
                                                                                L2,083       L 2,083
                                                                                ======       =======
ALLOTTED, CALLED UP AND FULLY PAID
Ordinary shares of 10p each.......................    788,140      788,140      L   79       L    79
"A" ordinary shares of L1 each....................         --           --          --            --
"B" ordinary shares of 10p each...................    592,728      592,728          59            59
"C" ordinary shares of 1p each....................    527,466      527,466           5             5
                                                    ---------    ---------      ------       -------
Total Equity Shares 1,271,869.....................  1,908,334    1,908,334         143           143
11% cumulative preference shares of L1 each (non
  equity).........................................  1,100,000    1,100,000       1,100         1,100
                                                                                ------       -------
                                                                                L1,243       L 1,243
                                                                                ======       =======

     i) During the year ended March 31, 1996 300,000 preference shares were redeemed at par.

     ii) During the year ended March 31, 1997:

          a) 10,167 "A" ordinary shares of L1 each were exchanged for 89,166 ordinary shares of 10p each.

          b) The warrant holders exercised their rights to acquire 527,466 "C" ordinary shares of 1p each at a price of 1p per share.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

11.  SHARE CAPITAL (CONTINUED)
          c) Twenty thousand options granted on July 1993 were exercised at the option price of 100p for each ordinary 10p share.

          d) The rights were waived to the options granted in September 1993 for 156,230 ordinary 10p shares at an option price of 40p.

          e) During the year, 150,000 preference shares were redeemed at par. It is planned by the directors of the company to convert the preference shares into ordinary shares post year end.

          f) The ordinary shares, "B" ordinary shares, "C" ordinary shares and "D" ordinary shares have one vote per share held, and the "A" ordinary shares have eight votes per share held. The preference shares have no voting rights.

     All ordinary shares have equal rights to dividends and to the assets of the company on winding up.

12.  RESERVES

                                                            SHARE     CAPITAL      PROFIT
                                                           PREMIUM   REDEMPTION   AND LOSS
                                                           ACCOUNT    RESERVE     ACCOUNT    GOODWILL
                                                           -------   ----------   --------   --------
At March 31, 1996........................................   L752        L616       L(563)    L(1,990)
Redemption of preference shares..........................     --         150        (150)         --
Profit for the year......................................     --          --         424          --
New shares issued........................................     18          --          --          --
Share capital converted..................................      1          --          --          --
                                                            ----        ----       -----     -------
At March 31, 1997........................................   L771        L766       L(289)    L(1,990)
Profit for period........................................     --          --         456          --
                                                            ----        ----       -----     -------
At December 31, 1997.....................................   L771        L766       L 167     L(1,990)
                                                            ====        ====       =====     =======

13.  RECONCILIATION OF SHAREHOLDERS' FUNDS

                                                               YEAR ENDED     NINE MONTHS
                                                                MARCH 31,        ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
Profit for the financial year...............................  L 449   L 558       L456
Dividends...................................................   (164)   (134)        --
                                                              -----   -----       ----
Retained profit for the financial year......................    285     424        456
New shares issued...........................................      5      25         --
Goodwill written off........................................     --      --         --
Redemption of preference shares at par......................   (300)   (150)        --
                                                              -----   -----       ----
Net increase/(decrease) in shareholders' funds..............    (10)    299        456
Shareholders' funds at the beginning of the year............    212     202        501
                                                              -----   -----       ----
Shareholders' funds at the end of the year..................  L 202   L 501       L957
                                                              =====   =====       ====

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

14. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                               YEAR ENDED     NINE MONTHS
                                                                MARCH 31,        ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
Operating profit............................................  L 693   L 810      L 647
Depreciation charges........................................     49      51         39
Increase in debtors.........................................   (242)   (491)      (312)
Increase in creditors.......................................     68     200         30
                                                              -----   -----      -----
Net cash inflow from operating activities...................  L 568   L 570      L 404
                                                              =====   =====      =====

15.  ANALYSIS OF CASH FLOWS FOR HEADINGS NETTED IN THE CASH FLOW STATEMENT

                                                               YEAR ENDED     NINE MONTHS
                                                                MARCH 31,        ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
Returns on investments and servicing of finance:
  Interest paid.............................................  L (24)  L (13)     L (38)
  Interest paid on behalf of parent company.................                      (146)
  Preference dividend paid..................................   (164)   (134)
                                                              -----   -----      -----
Net cash outflow from returns on investments and servicing
  of finance................................................  L(188)  L(147)     L(184)
                                                              =====   =====      =====
  Capital expenditure and financial investment Purchase of
     tangible fixed assets..................................  L (51)  L (70)     L (24)
                                                              -----   -----      -----
Net cash outflow for capital expenditure and financial
  investment................................................  L (51)  L (70)     L (24)
                                                              =====   =====      =====
Financing:
  Issue of ordinary share capital...........................  L   5   L  25      L
  Redemption of preference share capital....................   (300)   (150)
  Loan repayment on behalf of parent company................                      (262)
                                                              -----   -----      -----
Net cash outflow from financing.............................  L(295)  L(125)     L(262)
                                                              =====   =====      =====

16.  ANALYSIS OF CHANGES IN NET DEBT

                                                              CASH AT BANK      BANK
                                                              AND IN HAND    OVERDRAFTS   NET DEBT
                                                              ------------   ----------   --------
At March 31, 1996...........................................      L 31          L252        L221
Cash flows..................................................       (31)          (68)        (37)
                                                                  ----          ----        ----
At March 31, 1997...........................................      L             L184        L184
Cash flows..................................................                     286         286
                                                                  ----          ----        ----
At December 31, 1997........................................      L --          L470        L470
                                                                  ====          ====        ====

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

17.  RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET DEBT

                                                                 YEAR
                                                                 ENDED      NINE MONTHS
                                                               MARCH 31,       ENDED
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Net decrease/(increase) in cash in the year and movement in
  net debt in the year......................................  L 63   L(37)      L286
Net debt at beginning of year...............................   158    221        184
                                                              ----   ----       ----
Net debt at end of year.....................................  L221   L184       L470
                                                              ====   ====       ====

18.  CONTINGENT LIABILITIES

     At December 31, 1997 the company had guaranteed amounts advanced to its parent, Security Business Services Limited. At the year end the potential liability was L1,488 (March 31, 1997: L1,750). The company is involved in a legal dispute in relation to a purchase agreement whereby the company acquired the business of the plaintiff.

     The potential exposures relating to this claim have not been provided against as the directors believe the claim to be wholly without foundation.

19.  ANNUAL COMMITMENTS UNDER OPERATING LEASES

     The Group had annual commitments under non cancellable operating leases as follows:

                                                                MARCH 31,
                                                             ---------------   DECEMBER 31,
                                                              1996     1997        1997
                                                             ------   ------   ------------
Plant and machinery:
  Within one year..........................................   L 1      L 9         L 2
  Between two and five years...............................    16        2           2
                                                              ---      ---         ---
                                                               17       11           3
Land and buildings:
  Within one year..........................................    --       34          10
  Between two and five years...............................    34       --          --
                                                              ---      ---         ---
                                                               34       34          10
                                                              ---      ---         ---
          Total operating lease commitments................   L51      L45         L14
                                                              ===      ===         ===

20.  CAPITAL COMMITMENTS

     There was no capital expenditure either authorized or contracted for as at December 31, 1997.

21.  RELATED PARTY TRANSACTIONS

     The assets and liabilities of the mailroom service operation were transferred into a separate company, Mailroom Management Services Limited, during the period ended 31 December 1997. Security Business Services Limited owns 100% of the share capital of this company. As at December 31, 1997, an amount of L592k was owed to the Group by the mailroom services division.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

22.  ULTIMATE PARENT COMPANY

     At December 31, 1997 the company's ultimate parent company was Security Business Services Limited. Security Business Services Limited was incorporated on February 27, 1997 and acquired 100% of the share capital of the company on February 28, 1997. Prior to February 28, 1997 Security Despatch Limited regarded itself as the ultimate parent company.

23. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP)

     The consolidated financial statements included in this report have been prepared in accordance with UK GAAP which differ in certain significant respects from US GAAP. The main differences between UK GAAP and US GAAP which affect the Group's consolidated net profit and net assets are set out below.

  a) Differences in measurement methods

     I) GOODWILL

     Under UK GAAP, goodwill arising on acquisitions may be charged against reserves in the year of acquisition. Negative goodwill, being the excess of the fair value of the Group's share of net tangible assets acquired over cost, is credited to reserves. Upon subsequent disposal of an identification of impairment in respect of an acquired asset or entity, the effect of any associated positive/negative goodwill is eliminated from reserves and then charged against/credited to profit and loss.

     Under US GAAP, goodwill is capitalised in the balance sheet and is subsequently amortised over its estimated useful economic life not exceeding 40 years. In the event of negative goodwill arising, under US GAAP the values assigned to non current assets acquired are reduced accordingly.

     For the purposes of restating shareholders' equity in accordance with US GAAP, identifiable intangible assets and goodwill have been reclassified as assets less accumulated amortisation based upon their estimated useful economic lives. Identifiable intangible assets and goodwill are amortised over a period of ten years on a straight line basis.

     II) INCOME TAXES

     Under UK GAAP, deferred income taxes are accounted for to the extent that it is considered probable that a liability or asset will crystallise in the foreseeable future. Under US GAAP, deferred taxes are accounted for on all temporary differences and a valuation allowance is established to reduce deferred tax assets to the amount which "more likely than not" will be realised in future tax returns. Deferred tax amounts also arise as a result of the other US GAAP adjustments.

     The UK deferred tax asset can be reconciled as follows to the US GAAP net deferred tax asset:

                                                               MARCH 31,
                                                              -----------
                                                              1996   1997
                                                              ----   ----
Deferred tax asset under UK GAAP............................  LNil   LNil
Tax effects on timing differences:
Tax losses..................................................    --     --
Capital allowances..........................................    11     12
                                                              ----   ----
Gross deferred tax assets in accordance with US GAAP........    11     12
Deferred tax valuation allowance............................   Nil    Nil
                                                              ----   ----
Net deferred tax assets in accordance with US GAAP..........  L 11   L 12
                                                              ====   ====

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

     The US GAAP provision is comprised as follows:

                                                               MARCH 31,
                                                              -----------
                                                              1996   1997
                                                              ----   ----
UK Corporation tax..........................................  L221   L238
                                                              ====   ====

     III) EFFECTS ON CONFORMING TO US GAAP -- IMPACT ON NET PROFIT

          The adjustments to reported net loss required to conform with US GAAP are as follows:

                                                              YEAR ENDED
                                                               MARCH 31,
                                                              -----------
                                                              1996   1997
                                                              ----   ----
Net Profit
Net profit of the Group under UK GAAP.......................  L449   L558
Adjustments:
  Amortisation of goodwill..................................   (50)   (50)
  Tax                                                           (1)     1
                                                              ----   ----
Total US GAAP adjustment....................................   (51)   (49)
                                                              ----   ----
Net Profit under US GAAP....................................  L398   L509
                                                              ====   ====

     IV) EFFECTS OF CONFORMING TO US GAAP -- IMPACT ON NET EQUITY

          The adjustments to reported net equity required to conform to US GAAP are as follows:

                                                                YEAR ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
SHAREHOLDERS' FUNDS
Capital and reserves of the Group under UK GAAP.............  L  202   L  501
Adjustments:
  Goodwill gross............................................   1,990    1,990
  Less: accumulated depreciation............................    (284)    (334)
Deferred tax................................................      11       12
                                                              ------   ------
Total US GAAP adjustments...................................   1,717    1,668
                                                              ------   ------
Shareholders' funds under US GAAP...........................  L1,919   L2,169
                                                              ======   ======

     V)  CONSOLIDATED CASH FLOW INFORMATION -- GROUP

          The company's financial statements include Consolidated Statements of Cash Flows in accordance with UK Accounting Standard FRS 1, "Cash Flow Statements". The statement prepared under FRS 1 (revised 1996) presents substantially the same information as that required under US Statement of Financial Accounting Standard No 95 (FAS 95).

     Under FRS 1 (revised 1996) cash flows are presented for (i) operating activities; (ii) returns on investments and servicing of finance; (iii) taxation; (iv) investing activities; and (v) financing activities. FAS 95 only requires presentation of cash flows from operating investing and financing activities.

                           SECURITY DESPATCH LIMITED
                 (EXCLUDING THE MAIL ROOM SERVICES OPERATIONS)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         (POUNDS STERLING IN THOUSANDS)

     Cash flows under FRS 1 (revised 1996) in respect of interest received, interest paid (net of that capitalised), interest on finance leases and taxation would be included within operating activities under FAS 95. Capitalised interest would be included in investing activities under US GAAP.

     Cash under FRS 1 (revised 1996) include cash in hand and deposits repayable on demand less overdrafts repayable on demand. Under FAS 95 all short term borrowings and bank overdrafts are included in financing activities.

     The following statements summarise the statement of cash flows for the Group as if they had been presented in accordance with US GAAP and include the adjustments which reconcile cash and cash equivalents under US GAAP to cash and cash equivalents reported under UK GAAP.

                                                               YEAR ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Net cash inflow from operating activities...................  L 447   L 336
Net cash used in investing activities.......................    (51)    (70)
Net cash provided (used for) financing activities...........   (397)   (327)
                                                              -----   -----
Net increase/(decrease) in cash and cash equivalents........     (1)    (31)
Cash under US GAAP at beginning of year.....................     32      31
                                                              -----   -----
Cash under US GAAP at end of year...........................     31      --
Bank overdrafts and other under UK GAAP at end of year......   (252)   (184)
                                                              -----   -----
Net cash/(overdraft) under UK GAAP at end of year...........  L(221)  L(184)
                                                              =====   =====

     VI) OPERATING STATEMENT -- US FORMAT

          Despatch costs are included within Cost of Sales under UK GAAP. In accordance with US requirements, Cost of Sales includes costs relating to Road Management Services only. The profit and Loss Account has been reformatted below to reflect the US requirements.

                                                                 YEAR ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
Turnover....................................................  L 5,240   L 5,900
  Cost of sales in accordance with UK GAAP..................   (3,920)   (4,466)
  US adjustment.............................................      905     1,052
  Cost of Sales in accordance with US.......................   (3,015)   (3,414)
                                                              -------   -------
  Gross margin..............................................    2,225     2,486
  Net Operating expenses/income -- UK GAAP..................     (627)     (624)
  US adjustments............................................     (905)   (1,052)
  Operating profit -- US....................................      693       810
                                                              -------   -------

                         REPORT OF INDEPENDENT AUDITORS

The Members and Stockholders
Earlybird Courier Service, LLC,
and Total Management Support Services, LLC

     We have audited the accompanying combined balance sheets of Earlybird Courier Service, LLC, Total Management Support Services, LLC and their affiliates (collectively, the "Company"), which is comprised of the companies listed in Note 1, as of December 31, 1996 and 1997, and the related combined statements of operations and retained earnings (accumulated deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Earlybird Courier Service, LLC, Total Management Support Services, LLC and their affiliates at December 31, 1996 and 1997 and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/  ERNST & YOUNG LLP

Ernst & Young LLP
New York, New York
April 29, 1998

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

                            COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $     6    $     3
  Accounts receivable, less allowance for doubtful accounts
     of $50 (1996) and $80 (1997) (Note 5)..................    2,462      3,337
  Prepaid expenses..........................................       99         54
  Other current assets......................................        2         --
  Due from stockholder (Note 9).............................      350        100
                                                              -------    -------
Total current assets........................................    2,919      3,494
Property and equipment -- net (Notes 4 and 5)...............      356        116
Intangible assets -- net of accumulated amortization of $431
  (1996) and $483 (1997) (Note 5)...........................       65         13
Due from affiliate..........................................       33         38
Other noncurrent assets.....................................      100         83
                                                              -------    -------
                                                              $ 3,473    $ 3,744
                                                              =======    =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Notes payable, current portion (Note 5)...................  $ 1,426    $   816
  Accounts payable..........................................      866        587
  Accrued salaries and payroll taxes payable................      274        489
  Accrued expenses..........................................      587        566
  Allowance for loss from discontinued operations (Note
     2).....................................................       --        132
  Other current liabilities.................................        5          5
                                                              -------    -------
Total current liabilities...................................    3,158      2,595
Notes payable (Note 5)......................................      857        669
Subordinated notes payable (Note 5).........................      900        900
Commitments and Contingencies (Note 7)......................
Stockholders' deficiency (Note 3):
  Common stock..............................................        5          5
  Additional paid-in capital................................       69         69
  Treasury stock............................................   (1,331)    (1,331)
  Retained earnings (accumulated deficit)...................     (185)       837
                                                              -------    -------
Total stockholders' deficiency..............................   (1,442)      (420)
                                                              -------    -------
                                                              $ 3,473    $ 3,744
                                                              =======    =======

                            See accompanying notes.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

            COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (ACCUMULATED DEFICIT)

                             (DOLLARS IN THOUSANDS)
                                (NOTES 2 AND 10)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
Net sales (Note 8)..........................................  $21,967   $22,894   $15,308
Cost of sales...............................................   15,187    15,860     8,975
                                                              -------   -------   -------
  Gross margin..............................................    6,780     7,034     6,333

Operating expenses..........................................    4,595     5,436     3,532
Sales and marketing.........................................    1,072     1,072       455
General and administrative expenses.........................      506       670       180
Depreciation and amortization excluding amortization of
  covenant not to compete...................................      138       195       122
                                                              -------   -------   -------
Operating income (loss).....................................      469      (339)    2,044

Other expenses:
  Interest expense (Note 5).................................      260       219       446
  Covenant not to compete (Note 5)..........................       85        85        --
                                                              -------   -------   -------
Income (loss) before provision for local income taxes.......      124      (643)    1,598

Provision for local income taxes (Note 6)...................       30         2        51
                                                              -------   -------   -------
Income (loss) from continuing operations....................       94      (645)    1,547

Discontinued operations:
  Loss from operations of discontinued segment, net of gain
     from the sale of certain assets (Note 2)...............       --        --      (125)
  Loss on discontinued segment, primarily provisions for
     operating losses during phase-out period (Note 2)......       --        --      (400)
                                                              -------   -------   -------
Net income (loss)...........................................       94      (645)    1,022

Retained earnings (accumulated deficit), beginning of
  year......................................................      366       460      (185)
                                                              -------   -------   -------
Retained earnings (accumulated deficit), end of year........  $   460   $  (185)  $   837
                                                              =======   =======   =======

Unaudited pro forma information (Note 6):
  Historical income (loss) from continuing operations before
     provision for income taxes.............................  $    94   $  (645)  $ 1,022
  Provision (benefit) for income taxes......................       42      (290)      460
                                                              -------   -------   -------
Pro forma net income (loss) from continuing operations......  $    52   $  (355)  $   562
                                                              =======   =======   =======

                            See accompanying notes.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995    1996     1997
                                                              -----   -----   -------
OPERATING ACTIVITIES
  Income (loss) from continuing operations..................  $  94   $(645)  $ 1,547
  Discontinued operations...................................     --      --      (525)
                                                              -----   -----   -------
  Net income (loss).........................................     94    (645)    1,022
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    273     315       174
     Allowance for doubtful accounts........................     --      --        30
     Estimated loss on discontinued operations..............     --      --       132
     Loss on abandonment of fixed assets....................     --      --       154
     Non-cash compensation expense..........................     --      --       250
Changes in operating assets and liabilities:
     Accounts receivable....................................   (390)   (554)     (905)
     Prepaid expenses.......................................   (101)      7        45
     Other current assets...................................     82      13         2
     Due (to) from affiliate................................     (1)     (5)       (5)
     Other noncurrent assets................................    (71)    (12)       17
     Accounts payable and accrued expenses..................    262     559      (300)
     Accrued salaries and payroll taxes payable.............    217    (128)      215
     Deferred revenue.......................................     36     (36)       --
     Other current liabilities..............................   (124)     (2)       --
                                                              -----   -----   -------
     Net cash provided by (used in) operating activities....    277    (488)      831
INVESTING ACTIVITIES
     Purchases of property and equipment....................   (291)    (75)      (36)
                                                              -----   -----   -------
     Net cash used in investing activities..................   (291)    (75)      (36)
FINANCING ACTIVITIES
     Proceeds from notes payable............................     --     925        --
     Payments on notes payable..............................   (553)   (258)     (798)
     Payments to former owners..............................   (250)   (100)       --
     Financing costs........................................    (96)     --        --
     Proceeds from subordinated notes payable...............    900      --        --
                                                              -----   -----   -------
     Net cash provided by (used in) financing activities....      1     567      (798)
                                                              -----   -----   -------
     Net increase (decrease) in cash and cash equivalents...    (13)      4        (3)
                                                              -----   -----   -------
     Cash and cash equivalents at beginning of period.......     15       2         6
                                                              -----   -----   -------
     Cash and cash equivalents at end of period.............  $   2   $   6   $     3
                                                              =====   =====   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid..........................................  $ 250   $ 209   $   187
                                                              =====   =====   =======
     Local income taxes paid................................  $  26   $   2   $     2
                                                              =====   =====   =======

                            See accompanying notes.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  BUSINESS ORGANIZATION

     Earlybird Courier Service, LLC ("Earlybird LLC") is engaged in the logistics and courier business in the New York Metropolitan area. Total Management Support Services, LLC ("TMSS LLC") is engaged in full-service outsourcing and facilities management for clients located in several major cities throughout the United States. Total Management LLC is a holding company and the direct owner of Earlybird LLC and TMSS LLC. On January 1, 1995, Earlybird Messenger Service, Inc. transferred substantially all of its operating assets and liabilities to a newly formed entity, Total Management LLC, which was immediately followed by a contribution of these assets and liabilities from Total Management LLC to a newly formed entity, Earlybird LLC. Simultaneously, Total Management Support Services, Inc. transferred substantially all of its operating assets and liabilities to Total Management LLC, which was immediately followed by a contribution of these assets and liabilities from Total Management LLC to a newly formed entity, TMSS LLC. Earlybird Messenger Service, Inc. and Total Management Support Services, Inc. own 99% and 1%, respectively, of Total Management LLC.

     Effective January 1, 1995, one stockholder effectively owns approximately 90% of Earlybird LLC, TMSS LLC, Total Management LLC and Earlybird Messenger Service, Inc. and approximately 60% of Total Management Support Services, Inc.

     Earlybird LLC, TMSS LLC and Total Management LLC, in accordance with their respective LLC agreements, will terminate no later than December 31, 2035.

     In February, 1998, the Company, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), sold certain net assets of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying combined financial statements include the accounts of Earlybird LLC, TMSS LLC, Total Management LLC, Earlybird Messenger Service, Inc. and Total Management Support Services, Inc. all of which are under common control (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in the accompanying combined financial statements.

  Discontinued Operations

     On September 30, 1997, certain assets of the facilities management business consisting primarily of six customer accounts were sold for $1 million, resulting in a gain of $1 million. Under the terms of the sale agreement, the Company entered into a covenant not-to-compete in the facilities management business for a period of five years. Net sales, cost of sales, gross margin and accounts receivable related to these customers were as follows (dollars in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Net sales...................................................       $4,089
Cost of sales...............................................        3,215
                                                                   ------
Gross margin................................................       $  874
                                                                   ======
Accounts receivable.........................................       $   55
                                                                   ======

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The Board of Managers resolved to discontinue the remainder of its facilities management business and the officers of the Company were authorized to sell the remaining facilities management business or discontinue such operations. Accordingly, the facilities management segment has been accounted for as a discontinued operation as of September 30, 1997. The loss from operations of the discontinued segment for the nine month period ended September 30, 1997 includes approximately $50,000 of depreciation expense, and the aforementioned gain on the sale of certain assets of $1 million. The estimate of anticipated losses during the phase-out period approximating $400,000, includes the write-off of certain assets related to the discontinued segment with a carrying value approximating $150,000. Assets related to the discontinued segment consisting primarily of accounts receivable amounted to approximately $916,000 at December 31, 1997.

     Net sales, cost of sales and gross margin from the operations of the discontinued segment amounted to $10,004,000, $8,555,000 and $1,449,000, respectively, for the year ended December 31, 1997.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Courier services and facilities management revenues are recognized in the period in which they are earned.

  Cash Equivalents

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash principally in one financial institution.

  Depreciation

     Depreciation of property and equipment is provided for on the straight-line basis and accelerated methods over the estimated useful lives of the assets, which range from three to eight years. Leasehold improvements are depreciated over the lives of the respective leases.

  Intangible Assets

     Intangible assets consist of deferred financing costs and a covenant not-to-compete. Deferred financing costs are amortized over the term of the related financing and the covenant not-to-compete is amortized over the term of the covenant.

  Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar and average maturities.

  Concentration of Credit Risk

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and, accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3.  STOCKHOLDERS' DEFICIENCY (DOLLARS IN THOUSANDS)

                                   COMMON STOCK
                                  (NO PAR VALUE)                                           RETAINED
                             ------------------------            ADDITIONAL                EARNINGS         TOTAL
                             MEMBERS     NUMBER OF                PAID-IN     TREASURY   (ACCUMULATED   STOCKHOLDERS'
                             CAPITAL       SHARES       AMOUNT    CAPITAL      STOCK       DEFICIT)      DEFICIENCY
                             -------   --------------   ------   ----------   --------   ------------   -------------
Total Management Support
  Services, Inc. (200
  shares authorized).......   $ --           50          $ 1        $69       $  (199)      $  581         $   452
Earlybird Messenger
  Service, Inc. (200 shares
  authorized)..............     --           35            4         --        (1,132)        (215)         (1,343)
                              ----           --          ---        ---       -------       ------         -------
Balance at December 31,
  1994.....................     --           85            5         69        (1,331)         366            (891)
Earlybird Courier Service,
  LLC......................     --           --           --         --            --           --              --
Total Management Support
  Services, LLC............     --           --           --         --            --           --              --
Total Management LLC.......     --           --           --         --            --           --              --
Net income for the year
  ended December 31,
  1995.....................     --           --           --         --            --           94              94
                              ----           --          ---        ---       -------       ------         -------
Balance at December 31,
  1995.....................     --           85            5         69        (1,331)         460            (797)
Net loss for the year ended
  December 31, 1996........     --           --           --         --            --         (645)           (645)
                              ----           --          ---        ---       -------       ------         -------
Balance at December 31,
  1996.....................     --           85            5         69        (1,331)        (185)         (1,442)
Net income for the year
  ended December 31,
  1997.....................     --           --           --         --            --        1,022           1,022
                              ----           --          ---        ---       -------       ------         -------
Balance at December 31,
  1997.....................   $ --           85          $ 5        $69       $(1,331)      $  837         $  (420)
                              ====           ==          ===        ===       =======       ======         =======

     Earlybird Messenger Service, Inc. has treasury stock of 65 shares of common stock and Total Management Support Services, Inc. has treasury stock of 50 shares of common stock.

4.  PROPERTY AND EQUIPMENT

     Property and equipment of continuing operations consists of the following (dollars in thousands):

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Cost:
  Furniture and fixtures....................................     $  572          $328
  Leasehold improvements....................................        199            62
  Computer equipment........................................        489           445
  Automobiles...............................................          8             8
                                                                 ------          ----
                                                                  1,268           843
  Less accumulated depreciation.............................        912           727
                                                                 ------          ----
                                                                 $  356          $116
                                                                 ======          ====

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

5.  FINANCING ARRANGEMENTS

  Notes Payable

     Notes payable consists of the following (dollars in thousands):

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Equipment loan due to Sterling National Bank & Trust
  Company(a)................................................     $   17         $   --
Credit line with Sterling National Bank & Trust
  Company(a)................................................      1,214            628
Copytex equipment loan(b)...................................         21             --
Notes payable to former stockholder(c)......................      1,031            857
                                                                 ------         ------
                                                                  2,283          1,485
Less current portion due within one year....................      1,426            816
                                                                 ------         ------
                                                                 $  857         $  669
                                                                 ======         ======

---------------

(a) The Company has entered into several credit agreements with the Sterling National Bank & Trust Company. These credit arrangements consisted of an equipment loan with interest at 8.875% per annum and a short-term credit line. The equipment loan was collateralized by equipment of the Company and was guaranteed by officers of the Company. The loan principal was repaid over 40 equal monthly installments with the last payment on April 1, 1997. The short-term credit line is collateralized by accounts receivable and bears interest at the bank's prime rate plus 1 1/4%.
(b) This loan for the purchase of equipment was repaid in 36 equal monthly installments including interest through July 1997.
(c) Effective January 1, 1993, Earlybird Messenger Service, Inc. repurchased stock of the company held by one of its stockholders. The purchase price was $1,500,000 inclusive of interest at 8% per annum, payable in 96 equal monthly installments commencing February 1, 1994. The principal amount due on this note amounted to approximately $771,000 and $640,000 at December 31, 1996 and 1997, respectively. Earlybird Messenger Services, Inc. also entered into a noncompetition agreement with this former stockholder for a period of 4 years commencing January 1, 1993. As consideration for entering into this agreement, Earlybird Messenger Service, Inc. agreed to pay $500,000 to the former stockholder in 96 equal monthly installments commencing in February 1, 1994. Accordingly, the covenant not-to-compete was valued at the present value of the $500,000 to be paid using a discount rate of 8%. The present value of the amount payable for the covenant not-to-compete amounted to approximately, $260,000 and $217,000 at December 31, 1996 and 1997, respectively.

  Subordinated Notes Payable

     On February 28, 1995, Total Management LLC entered into two term loan commitments, with a venture capital group (the "Lender"), to borrow $900,000 in installments of $500,000 and $400,000, respectively, at prime plus 1/2% with repayment terms to commence no earlier than March 1, 1998. Simultaneously, Total Management LLC issued to the Lender warrants to acquire up to 50% of the equity of Total Management LLC, in lieu of repayment of the loans, subject to certain terms and conditions. The warrants expire on February 28, 1998. Financing costs incurred amounted to approximately $155,000 and are being amortized over the three year period ending in February 1998.

     Effective January 1, 1996 through December 31, 1996, the Company was entitled to defer the payment of interest on the subordinated notes payable. Effective January 1, 1997, the lender irrevocably waived the payment of all interest accrued for the period from January 1, 1996 to December 31, 1996 and waived the accrual and payment of any future interest on the aforementioned notes.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Total Management LLC, Earlybird LLC and TMSS LLC file separate income tax returns and are treated as Partnerships for federal, New York State and New York City income tax purposes. These entities file their tax returns on the cash basis of accounting. Earlybird Messenger Service, Inc. and Total Management Support Services, Inc. also file separate income tax returns and have elected to be treated as S Corporations under Subchapter S of the Internal Revenue Code. Accordingly, the Company is not subject to federal income taxes because the stockholder includes the Company's income in his personal income tax returns. The LLC's are subject to New York City unincorporated business tax and the S Corporations are subject New York City Corporate income taxes and New York State minimum tax.

     The unaudited pro forma income tax information included in the combined statements of operations and retained earnings (accumulated deficit) represents an adjustment to record a provision (benefit) for income taxes as if the Company had been subject to federal and state income taxes for all periods presented. The provision (benefit) for pro forma income taxes on net income (loss) using an effective rate of 45% differs from the amounts computed by applying the applicable federal statutory rate (34%) due to state and local taxes.

7.  COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     Office space is leased under operating leases expiring through 2001. The leases provide for minimum annual rent, plus expense escalations. The Company leases certain equipment for periods up to five years under operating leases, expiring through 2001.

     The approximate minimum rental commitments under noncancellable leases for office space and equipment for continuing operations are as follows (dollars in thousands):

1998........................................................  $153
1999........................................................   119
2000........................................................    25
2001........................................................    13
                                                              ----
Total minimum payments required.............................  $310
                                                              ====

     Rent expense amounted to approximately $260,000, $355,000 and $312,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Litigation

     In the normal course of business, the Company is subject to certain claims and litigation, including unasserted claims. The Company and its counsel are of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

8.  SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1996, one customer, an office supplies manufacturer and distributor, and another customer, a financial services firm, accounted for 14% and 12%, respectively, of the Company's total revenue.

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

9.  AMOUNT DUE FROM STOCKHOLDER

     The amount due from stockholder is interest-free and has no fixed repayment terms.

     The Company has also guaranteed certain obligations of this stockholder amounting to approximately $932,000 and $872,000 at December 31, 1996 and December 31, 1997, respectively.

10.  BUSINESS SEGMENTS (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
Net sales:
  Courier services..........................................  $13,867   $13,189   $15,308
  Facilities management.....................................    8,100     9,705        --
                                                              -------   -------   -------
                                                               21,967    22,894    15,308
                                                              -------   -------   -------
Cost of sales:
  Courier services..........................................    8,195     7,412     8,975
  Facilities management.....................................    6,992     8,448        --
                                                              -------   -------   -------
                                                               15,187    15,860     8,975
                                                              -------   -------   -------
Gross margin:
  Courier services..........................................    5,672     5,777     6,333
  Facilities management.....................................    1,108     1,257        --
                                                              -------   -------   -------
                                                                6,780     7,034     6,333
                                                              -------   -------   -------
Operating expenses:
  Courier services..........................................    3,873     3,185     3,532
  Facilities management.....................................      722     2,251        --
                                                              -------   -------   -------
                                                                4,595     5,436     3,532
                                                              -------   -------   -------
Sales and marketing:
  Courier services..........................................      515       303       455
  Facilities management.....................................      557       769        --
                                                              -------   -------   -------
                                                                1,072     1,072       455
Depreciation and amortization:
  Courier services..........................................      107       137       122
  Facilities management.....................................       31        58        --
                                                              -------   -------   -------
                                                                  138       195       122
                                                              -------   -------   -------
General and administrative..................................      506       670       180
                                                              -------   -------   -------
Operating income (loss).....................................  $   469   $  (339)  $ 2,044
                                                              =======   =======   =======
Identifiable assets:
  Courier services..........................................  $ 2,403   $ 2,356   $ 2,828
  Facilities management.....................................      655     1,117       916
                                                              -------   -------   -------
                                                              $ 3,058   $ 3,473   $ 3,744
                                                              =======   =======   =======
Capital expenditures:
  Courier services..........................................  $   161   $    23   $    15
  Facilities management.....................................      130        52        21
                                                              -------   -------   -------
                                                              $   291   $    75   $    36
                                                              =======   =======   =======

                        EARLYBIRD COURIER SERVICE, LLC,
          TOTAL MANAGEMENT SUPPORT SERVICES, LLC AND THEIR AFFILIATES

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

11.  AGREEMENT WITH DMS

     In February 1998, the Company completed a transaction with Dispatch Management Services Corp. ("DMS") pursuant to a definitive agreement and exchanged certain net assets of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS. Pursuant to the agreement, 73% was paid in cash and 27% was paid in stock of DMS, which is subject to adjustment in accordance with an earn-out provision as defined in the purchase agreement. Prior to the sale, the lender exercised the warrants and converted the subordinated notes payable to equity. The proceeds from the sale were used to reduce debt and pay distributions to members.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Atlantic Freight Systems, Inc.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of combined stockholders' equity and of combined cash flows present fairly, in all material respects, the financial position of Atlantic Freight Systems, Inc. and affiliated companies at December 29, 1996 and January 4, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 4, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Philadelphia, PA
April 21, 1998

                         ATLANTIC FREIGHT SYSTEMS, INC.

                            COMBINED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                              DECEMBER 29,   JANUARY 4,
                                                                  1996          1998
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $   71        $   32
  Accounts receivable, net..................................      1,158           711
  Prepaid and other current assets..........................         63            21
  Related party receivable..................................         --            55
                                                                 ------        ------
          Total current assets..............................      1,292           819
Property and equipment, net.................................        802           606
Other assets................................................        119           132
                                                                 ------        ------
          Total assets......................................     $2,213        $1,557
                                                                 ======        ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................     $   --        $  135
  Accounts payable..........................................        794           592
  Accrued expenses..........................................         64            21
  Short-term lease obligations..............................        165           165
  Related party payable.....................................        361           110
                                                                 ------        ------
          Total current liabilities.........................      1,384         1,023
Deferred income taxes.......................................        243            71
Long-term lease obligations.................................        405           227
Other liabilities...........................................         18             3
                                                                 ------        ------
          Total liabilities.................................      2,050         1,324
                                                                 ------        ------
Commitments and contingencies: (Notes 6 and 9)
Stockholders' Equity:
  Common stock; $1.00 par value; 15,000 shares authorized;
     15,000 shares issued, 10,000 shares outstanding........         15            15
  Paid-in-capital...........................................         --           149
  Retained earnings.........................................        410           331
  Less Treasury stock, at cost (5,000 shares)...............       (262)         (262)
                                                                 ------        ------
          Total stockholders' equity........................        163           233
                                                                 ------        ------
          Total liabilities and stockholders' equity........     $2,213        $1,557
                                                                 ======        ======

            See accompanying notes to combined financial statements.

                         ATLANTIC FREIGHT SYSTEMS, INC.

                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                        FOR THE YEAR ENDED
                                                             ----------------------------------------
                                                             DECEMBER 31,   DECEMBER 29,   JANUARY 4,
                                                                 1995           1996          1998
                                                             ------------   ------------   ----------
Net sales..................................................    $ 6,104        $ 8,728       $ 8,725
Cost of sales..............................................     (3,546)        (5,941)       (5,781)
                                                               -------        -------       -------
Gross margin...............................................      2,558          2,787         2,944
Operating expenses.........................................      1,454          2,232         2,483
Sales and marketing expenses...............................        115            105           126
General and administrative expenses........................        659            693           310
Depreciation and amortization..............................        153            270           265
                                                               -------        -------       -------
Operating income (loss)....................................        177           (513)         (240)
                                                               -------        -------       -------
Other (income)/expense
  Interest expense.........................................         43             83            76
  Other (income)/expense, net..............................        (12)            36           (67)
                                                               -------        -------       -------
Income (loss) before income taxes..........................        146           (632)         (249)
Provision (benefit) for income taxes.......................         76           (123)         (170)
                                                               -------        -------       -------
Net income (loss)..........................................    $    70        $  (509)      $   (79)
                                                               =======        =======       =======

            See accompanying notes to combined financial statements.

                         ATLANTIC FREIGHT SYSTEMS, INC.

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                        COMMON STOCK
                                                     ------------------
                                                     NUMBER OF            PAID-IN-   TREASURY   RETAINED
                                                      SHARES     AMOUNT   CAPITAL     STOCK     EARNINGS
                                                     ---------   ------   --------   --------   --------
Balance at January 1, 1994.........................   10,000      $15         --      $(262)     $ 849
1995 Net income....................................                                                 70
                                                      ------      ---       ----      -----      -----
Balance at December 31, 1995.......................   10,000       15         --       (262)       919
1996 Net loss......................................                                               (509)
                                                      ------      ---       ----      -----      -----
Balance at December 29, 1996.......................   10,000       15         --       (262)       410
Capital contribution...............................                         $149
1997 Net income....................................                                                (79)
                                                      ------      ---       ----      -----      -----
Balance at January 4, 1998.........................   10,000      $15       $149      $(262)     $ 331
                                                      ======      ===       ====      =====      =====

            See accompanying notes to combined financial statements.

                         ATLANTIC FREIGHT SYSTEMS, INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        FOR THE YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 29,    JANUARY 4,
                                                                1995           1996           1998
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).......................................     $  70          $(509)         $ (79)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities
     Depreciation and amortization........................       153            270            265
     Gain on sale of investments..........................        --             --            (50)
     Changes in assets and liabilities:
       Accounts receivable................................      (163)          (208)           447
       Related party receivable...........................       (22)           125            (55)
       Prepaid and other current assets...................        (3)           (10)            42
       Other assets.......................................       (51)           (14)           (33)
       Accounts payable...................................       123            425           (202)
       Accrued expenses and other liabilities.............        85             (8)           (58)
       Deferred income taxes..............................        63            (85)          (172)
                                                               -----          -----          -----
          Net cash provided by (used for) operating
            activities....................................       255            (14)           105
                                                               -----          -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net................      (531)          (414)           (60)
  Proceeds from sale of investment........................        --             --             50
                                                               -----          -----          -----
          Net cash used for investing activities..........      (531)          (414)           (10)
                                                               -----          -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in line of credit..............................        --             --            135
  (Payments of) borrowings from related parties...........       (33)           282           (166)
  Capital contribution....................................        --             --             75
  Principal payments under lease obligations..............       313            175           (178)
                                                               -----          -----          -----
          Net cash provided by (used for) financing
            activities....................................       280            457           (134)
                                                               -----          -----          -----
NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS............         4             29            (39)
  Cash and equivalents at beginning of the period.........        38             42             71
                                                               -----          -----          -----
  Cash and equivalents at end of the period...............     $  42          $  71          $  32
                                                               =====          =====          =====

            See accompanying notes to combined financial statements.

                         ATLANTIC FREIGHT SYSTEMS, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

     Atlantic Freight Systems, Inc.; Pacific Freight Systems, Inc.; Westchester Putnam Freight Services, Inc.; Atlantic Freight Services, Inc.; and Atlantic Freight of ATL, Inc. provide same day, on-demand delivery services under the trade name of Atlantic Freight Systems, Inc. These services are provided to the metropolitan and suburban areas surrounding Newark Airport (New Jersey), JFK Airport (New York City), Stewart Airport (Newburgh, NY), Philadelphia Airport (Pennsylvania), Atlanta Airport (Georgia), and Savannah Airport (Georgia). Operations at the Philadelphia, Atlanta and Savannah Airports have been discontinued or divested during 1997. See Note 10 for further discussion.

     These financial statements present the historical financial position, results of operations and cash flows of these combined entities and their consolidated subsidiaries during the periods presented. These combined companies were centrally owned and managed for all periods presented and are collectively referred to as "Atlantic Freight Systems, Inc." or the "Company" throughout these financial statements. All significant intercompany transactions have been eliminated.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Fiscal year

     The fiscal year of the Company ends on the Sunday nearest to December 31. Reference to 1995, 1996 and 1997 are for the 52 weeks ended December 31, 1995 and December 29, 1996 and the 53 weeks ended January 4, 1998, respectively.

  Revenue recognition

     Revenues are recognized when packages are delivered to the customer.

  Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of approximately three months or less at date of purchase to be cash equivalents.

  Property and equipment

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which generally range from 3-15 years.

                         ATLANTIC FREIGHT SYSTEMS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Fair value of financial instruments

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/ payable, related parties receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of other long-term liabilities approximate carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

  Cash flow information

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. Supplemental cash flow disclosures are as follows:

                                                                 FOR THE YEAR ENDED
                                                      ----------------------------------------
                                                      DECEMBER 31,   DECEMBER 29,   JANUARY 4,
                                                          1995           1996          1998
                                                      ------------   ------------   ----------
Cash paid during the year for interest..............      $43            $83           $ 76
                                                          ===            ===           ====
Cash paid (received) during the year for taxes......      $--            $ 3           $(28)
                                                          ===            ===           ====
Non-cash investment and financing activities:
  Capital contribution..............................      $--            $--           $ 74
  Exchange of investment for relief of related party
     payable........................................       --             --             11
                                                          ---            ---           ----
                                                          $--            $--           $ 85
                                                          ===            ===           ====

  Concentration of credit risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. The Company provides its services predominately to the air freight forwarding industry in the New York metropolitan area. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss. The Company's ten largest customers accounted for approximately 64%, 65% and 63% of sales in 1995, 1996 and 1997.

  Major customers

     In 1995, the Company's two largest customers accounted for approximately 23% and 14% of sales. In 1996, the Company's two largest customers accounted for approximately 23% and 11% of sales. In 1997, the Company's two largest customers accounted for approximately 23% and 11% of sales.

  Income taxes

     The Company is a C-Corporation for federal and state income tax purposes. The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (FAS 109).

                         ATLANTIC FREIGHT SYSTEMS, INC.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                         BALANCE AT   CHARGED TO                 BALANCE
                                                         BEGINNING    COSTS AND                  AT END
                                                         OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                         ----------   ----------   ----------   ---------
Year ended December 31, 1995...........................     $ 29         $222        $(185)       $ 66
Year ended December 29, 1996...........................     $ 66         $536        $(377)       $225
Year ended January 4, 1998.............................     $225         $ 76        $(158)       $143

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 29,   JANUARY 4,
                                                                  1996          1998
                                                              ------------   ----------
Equipment...................................................     $  181        $  227
Furniture and fixture.......................................         14            14
Vehicles....................................................        963           964
Other.......................................................        122           122
                                                                 ------        ------
                                                                  1,280         1,327
Less: Accumulated depreciation and amortization.............        478           721
                                                                 ------        ------
Property and equipment, net.................................     $  802        $  606
                                                                 ======        ======

     Depreciation expense for 1995, 1996 and 1997 was approximately $149, $270 and $256, respectively. Vehicles totaling $862 at December 29, 1996 and January 4, 1998 represent capitalized leases.

5.  LINE OF CREDIT

     During 1997, the Company entered into a line of credit agreement, as amended, with a bank providing for borrowings up to $300 through January 31, 1999. Commitment fees are nominal. Interest is variable at a per annum rate equal to the sum of prime plus 1.25% (9.75% at January 4, 1998). Collateral on the line of credit consists of an equity security portfolio owned by one of the principal shareholders of the Company. The portfolio must be valued at an aggregate value of no less than $150.

6.  LEASE COMMITMENTS

     The Company leases certain warehousing and office facilities and vehicles under capital and operating leases expiring on various dates through 2002. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The leases on most of the

                         ATLANTIC FREIGHT SYSTEMS, INC.

6.  LEASE COMMITMENTS (CONTINUED)
properties contain renewal provisions. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year at January 4, 1998 are as follows:

                                                              CAPITALIZED   OPERATING
FISCAL YEAR                                                     LEASES       LEASES
-----------                                                   -----------   ---------
1998........................................................     $203        $  459
1999........................................................      160           305
2000........................................................      101           229
2001........................................................       --           124
2002........................................................       --           117
                                                                 ----        ------
          Total minimum lease payments......................      464        $1,234
                                                                             ======
Imputed interest............................................      (72)
                                                                 ----
  Present value of minimum capitalized lease payments.......      392
                                                                 ----
Current portion.............................................      165
                                                                 ----
Long-term capitalized lease obligations.....................     $227
                                                                 ====

     The Company subleases certain of these leased properties to certain customers. Total rental income, recorded as a reduction in rental expense was $120, $109 and $249 in 1995, 1996 and 1997, respectively. Rental expense charged to operations was approximately $330, $431 and $549 for 1995, 1996 and 1997, respectively. The aggregate future minimum rentals for subleases are $420 at January 4, 1998.

7.  INCOME TAXES

     The provision (benefit) for income taxes comprises:

                                                                FOR THE YEAR ENDED
                                                     -----------------------------------------
                                                     DECEMBER 31,   DECEMBER 29,   JANUARY 4,
                                                         1995           1996          1998
                                                     ------------   ------------   -----------
Current tax expense
  Federal..........................................      $ 7           $  --          $  --
  State and local..................................        2               2              2
                                                         ---           -----          -----
                                                           9               2              2
Deferred tax expense (benefit).....................       67            (125)          (172)
                                                         ---           -----          -----
Provision (benefit) for income taxes...............      $76           $(123)         $(170)
                                                         ===           =====          =====

     The provision for income taxes differs from income taxes computed by applying the U.S. statutory federal income tax rate as a result of the following:

                                                                 FOR THE YEAR ENDED
                                                      ----------------------------------------
                                                      DECEMBER 31,   DECEMBER 29,   JANUARY 4,
                                                          1995           1996          1998
                                                      ------------   ------------   ----------
Taxes computed at federal statutory rate (35%)......      $71           $(214)        $ (91)
State taxes (net of federal benefit)................       13             (40)          (17)
Other, net..........................................       (8)            131           (62)
                                                          ---           -----         -----
  Provision (benefit) for income taxes..............      $76           $(123)        $(170)
                                                          ===           =====         =====

                         ATLANTIC FREIGHT SYSTEMS, INC.

7.  INCOME TAXES (CONTINUED)
     Temporary differences giving rise to the Company's deferred tax assets and liabilities comprised the following:

                                                              DECEMBER 29,   JANUARY 4,
                                                                  1996          1998
                                                              ------------   ----------
Deferred tax assets:
  Tax loss carryforwards....................................     $ 251         $ 299
                                                                 -----         -----
Gross deferred tax assets...................................       251           299
Deferred tax valuation allowance............................      (137)         (116)
                                                                 -----         -----
  Net deferred tax assets...................................       114           183
Deferred tax liabilities:
  Cash to accrual adjustment................................       134            36
  Property and equipment....................................       223           218
                                                                 -----         -----
  Net deferred liabilities assets...........................     $(243)        $ (71)
                                                                 =====         =====

     At December 31, 1997, the Company has net operating loss carryovers of approximately $830. Due to the change in ownership as described in Note 1, there may be limitations on the amount of these net operating losses that can be utilized to reduce future taxable income. The valuation allowance is based on management's assessment as to the likelihood of realizing the net operating losses at certain inactive affiliated companies.

8.  RELATED PARTY TRANSACTIONS

     The Company provided distribution services to an affiliated air freight services company, amounting to $130, $117 and $34 in 1995, 1996 and 1997, respectively. The Company believes that the amounts charged to the affiliated company approximate the fair value of the services provided. In December 1995, the shareholders of the Company sold their interest in the affiliated entity to a relative of one of the principal shareholders of the Company.

     The Company provided the affiliated company with certain administrative services, including accounting and insurance administration activities. All costs related to these services are charged to the affiliated company using allocation methods management believes are reasonable. The allocated charges approximated $17, $30 and $0 in 1995, 1996 and 1997, respectively.

     The Company borrows from and/or loans to, the Company's shareholders and various relatives of the shareholders. As of December 29, 1996 and January 4, 1998, the amounts owed to related parties were $361 and $110, respectively. As of December 29, 1996 and January 4, 1998, the amounts due from related parties were $0 and $55, respectively. All related party loans to/from the Company are payable upon demand. On certain related party notes payable, the Company pays interest at a rate of 10%. Interest expense totaled $2 for related party notes payable in 1995, 1996 and 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings arising in the ordinary course of business. Based upon the information presently available and the Company's evaluation of the proceedings pending, management believes that the adverse determination of any such proceedings or all of them combined will not have a material adverse effect on the Company's business or financial position or results of operations.

                         ATLANTIC FREIGHT SYSTEMS, INC.

10.  DIVESTITURES AND ACQUISITIONS

     On December 31, 1996, the Company discontinued the operations of Atlantic Freight Services Inc., the facility serving the Philadelphia Airport. In March 1997, the Company divested itself of its Atlanta operations of Atlantic Freight of ATL, Inc. In June 1997, the Company sold Atlantic Freight of ATL, Inc., the remaining operation serving the Savannah Airport. The cost of these divestitures was not material to the combined financial position of the Company. However, these operations combined accounted for $1,103 of revenues in 1996 and $273 of revenues in 1997; these facilities commenced operations in 1996.

     In June 1997, the Company sold its 65% ownership interest in Lognet, Inc., a transportation industry Internet service provider. Proceeds from the sale approximated $50.

     In June 1997, the Company purchased the assets of Stewart Inc., a competitor serving Stewart Airport, for approximately $100.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zoom Messenger Service, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Zoom Messenger Service, Inc. (the "Company") at December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Philadelphia, Pennsylvania
April 7, 1998

                          ZOOM MESSENGER SERVICE, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash......................................................     $   16         $   82
  Accounts receivable, net of allowance for doubtful
     accounts of $10 and $15 for 1996 and 1997,
     respectively...........................................      1,506          1,067
  Prepaid and other current assets..........................         18              8
                                                                 ------         ------
          Total current assets..............................      1,540          1,157
Property and equipment, net.................................         56             44
Intangible assets, net of accumulated amortization of $320
  and $491 for 1996 and 1997, respectively..................        526            355
Other assets................................................         13             47
                                                                 ------         ------
                                                                 $2,135         $1,603
                                                                 ======         ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit............................................     $  803         $  900
  Accounts payable..........................................        381            476
  Accrued expenses..........................................         80            122
  Shareholder payable.......................................        129            115
  Capital lease obligation, current.........................          9             10
  Customer list liability...................................        181              5
                                                                 ------         ------
          Total current liabilities.........................      1,583          1,628
Customer list long term liability...........................         15             --
Capital lease obligation, long term.........................         10             --
                                                                 ------         ------
          Total liabilities.................................      1,608          1,628
                                                                 ------         ------
Commitments and contingencies (Note 10)
Stockholder's Equity
  Common stock; no par value; 220 shares authorized and
     outstanding............................................         --             --
  Additional paid-in-capital................................         19             19
  Retained earnings (deficit)...............................        508            (44)
                                                                 ------         ------
Stockholders' Equity........................................        527            (25)
                                                                 ------         ------
                                                                 $2,135         $1,603
                                                                 ======         ======

                See accompanying notes to financial statements.

                          ZOOM MESSENGER SERVICE, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Net sales...................................................  $8,404   $8,413
Cost of sales...............................................   6,314    6,456
                                                              ------   ------
  Gross margin..............................................   2,090    1,957
Operating expenses..........................................   1,317    1,320
Sales and marketing expenses................................     173      184
General and administrative expenses.........................     747      712
Depreciation and amortization...............................     191      185
                                                              ------   ------
Operating loss..............................................    (338)    (444)
                                                              ------   ------
Other income (expense)
  Interest expense..........................................     (63)     (97)
  Other, net................................................      30      (11)
                                                              ------   ------
Net loss....................................................  $ (371)  $ (552)
                                                              ======   ======

Unaudited pro forma information
  Pro forma net loss before benefit for income taxes........  $ (371)  $ (552)
  Benefit for income taxes..................................     148      188
                                                              ------   ------
Pro forma net income (loss) (see Note 2)....................  $ (223)  $ (364)
                                                              ======   ======

                See accompanying notes to financial statements.

                          ZOOM MESSENGER SERVICE, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                COMMON STOCK                                       TOTAL
                                               ---------------     ADDITIONAL      RETAINED    STOCKHOLDERS'
                                               SHARES   AMOUNT   PAID-IN CAPITAL   EARNINGS       EQUITY
                                               ------   ------   ---------------   ---------   -------------
Balance at December 31, 1995.................   220      $ --          $19           $ 879         $ 898
Net loss.....................................                                         (371)         (371)
                                                ---      ----          ---           -----         -----
Balance at December 31, 1996.................   220        --          $19             508           527
Net loss.....................................                                         (552)         (552)
                                                ---      ----          ---           -----         -----
Balance at December 31, 1997.................   220      $ --          $19           $ (44)        $ (25)
                                                ===      ====          ===           =====         =====

                See accompanying notes to financial statements.

                          ZOOM MESSENGER SERVICE, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(371)  $(552)
  Adjustments to reconcile net loss to net cash used for
     operating activities
     Depreciation and amortization..........................    191     185
     Changes in assets and liabilities
       Accounts receivable..................................   (290)    439
       Prepaid and other assets.............................     (1)     10
       Shareholder receivable/payable.......................    153     (14)
       Other assets.........................................            (34)
       Accounts payable.....................................    173      95
       Accrued expenses.....................................     25      42
       Customer list liability..............................   (390)   (191)
                                                              -----   -----
          Net cash used for operating activities............   (510)    (20)
                                                              -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................    (10)     (2)
Capital lease payments......................................    (10)     (9)
                                                              -----   -----
          Net cash used for investing activities............    (20)    (11)
                                                              -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit..................................    803      97
Payments on long-term debt..................................   (275)     --
                                                              -----   -----
          Net cash provided by financing activities.........    528      97
                                                              -----   -----
NET (DECREASE) INCREASE IN CASH.............................     (2)     66
Cash at beginning of the period.............................     18      16
                                                              -----   -----
Cash at end of the period...................................  $  16   $  82
                                                              =====   =====
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest......................................  $  56   $ 102
                                                              =====   =====

                See accompanying notes to financial statements.

                          ZOOM MESSENGER SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BASIS OF PRESENTATION

     Zoom Messenger Services, Inc. (the Company) provides same-day, on-demand delivery services in the New York City metropolitan area.

     On February 11, 1998, the Company's shareholders, pursuant to a definitive agreement with Dispatch Management Service Corp. ("DMS"), exchanged all of the common stock of the Company for cash and common stock of DMS, concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue recognition

     Revenues are recognized when packages are delivered to the customer.

  Property and equipment

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

  Intangible assets

     Intangible assets consist of customer lists and are amortized using the straight-line method over five years. The carrying value of intangible assets is assessed for recoverability by management based on analysis of future undiscounted cash flows from the underlying operations. Management believes that there has been no impairment of intangible assets at December 31, 1997.

  Fair value of financial instruments

     The carrying amount of cash, accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value as interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

  Concentration of credit risk

     Financial instruments which potentially expose the Company to a concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

  Major customers

     The Company's two largest customers accounted for approximately 45% of sales for the years ended December 31, 1996 and 1997.

                          ZOOM MESSENGER SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Income taxes

     The Company has elected to have its income taxed under Section 1362 of the Internal Revenue Code (the Subchapter S Corporation Election) which provides that, in lieu of federal corporate income taxes, the shareholders are taxed on the Company's income. Local taxes are immaterial.

     There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1997, the carrying amounts of the Company's net assets exceeds the tax bases by approximately $73.

     The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented. The Company's S corporation status terminated when it was acquired by DMS.

3.  ACCOUNTS RECEIVABLE

     Accounts Receivable comprised the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Accounts receivable, trade..................................  $1,516   $1,082
Allowance for doubtful accounts.............................     (10)     (15)
                                                              ------   ------
                                                              $1,506   $1,067
                                                              ======   ======

     Allowance for doubtful accounts comprised the following:

                                                BALANCE AT    CHARGED TO                BALANCE AT
                                                BEGINNING     COSTS AND                   END OF
                                                OF PERIOD      EXPENSES    WRITE-OFFS     PERIOD
                                               ------------   ----------   ----------   ----------
Year ended December 31, 1996.................      $ 5           $10          $(5)         $ 10
Year ended December 31, 1997.................      $10           $10          $(5)         $ 15

4.  PROPERTY AND EQUIPMENT

     Property and equipment comprised the following:

                                                                          DECEMBER 31,
                                                      ESTIMATED    ---------------------------
                                                     USEFUL LIFE       1996           1997
                                                     -----------   ------------   ------------
Computer equipment.................................    5 years        $ 156          $ 158
Furniture..........................................    5 years           14             14
Office equipment...................................    7 years            2              2
Other..............................................   39 years           10             10
                                                                      -----          -----
                                                                        182            184
Accumulated depreciation and amortization..........                    (126)          (140)
                                                                      -----          -----
                                                                      $  56          $  44
                                                                      =====          =====

     Computers with an aggregate cost and accumulated depreciation of $49 and $29, respectively, in 1996 and $49 and $39, respectively, in 1997, are recorded under capital leases.

                          ZOOM MESSENGER SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

5.  ACCRUED EXPENSES

     Accrued expenses comprised the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              -----    -----
Payroll and payroll taxes...................................   $14     $ 85
Commissions.................................................    11       13
Deferred city taxes.........................................    32       15
Bank overdraft..............................................    21       --
Other.......................................................     2        9
                                                               ---     ----
  Total accrued expenses....................................   $80     $122
                                                               ===     ====

6.  LONG-TERM DEBT

     Debt comprised the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1996     1997
                                                              -----    -----
Bank line of credit.........................................  $803     $900
Capital lease obligations...................................    19       10
                                                              ----     ----
  Total.....................................................   822      910
Less current portion........................................   812      910
                                                              ----     ----
  Long-term debt............................................  $ 10     $ --
                                                              ====     ====

     The Bank line of credit is payable on demand and provides for maximum borrowings of $900. Interest accrues at prime plus 2% per annum. The interest rate at December 31, 1997 was 10.5%.

     The Bank line of credit is secured by the Company's accounts receivable and guaranteed by the shareholders of the Company.

     The Company entered into 5 year capital lease agreements in November 1993 for certain computer equipment. These leases have minimum monthly payments of $1.

7.  OPERATING LEASES

     The Company leases offices in New York City pursuant to operating leases expiring at various times to 2005. The leases contain certain escalation clauses both for annual minimum rents and real estate taxes. Future minimum lease payments required under the agreements are as follows:

FISCAL YEAR
-----------
1998........................................................  $ 98
1999........................................................    98
2000........................................................   100
2001........................................................    98
2002........................................................    85
                                                              ----
                                                              $479
                                                              ====

     Rental expense was approximately $94 for the year ended December 31, 1996 and $96 for the years ended December 31, 1997.

                          ZOOM MESSENGER SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

8.  INTANGIBLE ASSETS

     In March 1993, April 1995, and June 1995, the Company acquired customer lists of three other messenger services. Initial cash payments for these customer lists were $10, $5, and $50, respectively. Included in the valuation of these customer lists are subsequent payments based on collections or revenue of the respective customer list.

9.  RELATED PARTY/SIGNIFICANT TRANSACTIONS

     The following represent related party transactions or significant transactions with entities which are dependent on the Company's business:

     As of December 31, 1996 and December 31, 1997, the Company has amounts payable to its stockholders for $130 and $115, respectively, for which there are no formal repayment terms.

     In addition, the stockholder payable balance at December 31, 1996 and December 31, 1997 include amounts payable to the stockholders for $129 and $0, respectively.

     Deliveries of certain larger packages over long distances are performed by Bonnies Messenger, Inc., an unrelated local trucking and delivery service company. Transactions with the Company represent essentially all of Bonnies Messenger, Inc.'s business. In addition, Bonnies Messenger, Inc.'s vehicles are located at certain Company facilities. Amounts paid to Bonnies Messenger, Inc. for services rendered were $3,086 and $3,051 for the years ended December 31, 1996 and 1997, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     There are pending actions and contingencies arising out of the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company's financial position, the results of its operations, or its cash flows.

     In April 1995, the Company entered into an employment agreement with the vice president of Sales through March 2002. This agreement provides for $68 salary per annum, $10 for expenses per annum, a commissions agreement plus other benefits. This agreement arose from a customer list purchase agreement.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bullit Courier Services, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bullit Courier Services, Inc., and its subsidiaries at February 29, 1996, February 28, 1997 and December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1997 and for the ten month period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company and its stockholders sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Stamford, Connecticut
May 1, 1997

                         BULLIT COURIER SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                             FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                                 1996           1997           1997
                                                             ------------   ------------   ------------
                                                ASSETS
Current assets
Cash and cash equivalents..................................     $  150          $ 63          $  13
Accounts receivable, less allowance for uncollectible
  accounts of $18..........................................        697           693            659
Other assets...............................................         57            48             18
                                                                ------          ----          -----
          Total current assets.............................        904           804            690
Property and equipment, net................................        112            99             96
Deferred tax asset.........................................         11            44             78
Other assets...............................................         13            13             11
                                                                ------          ----          -----
          Total assets.....................................     $1,040          $960          $ 875
                                                                ======          ====          =====

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to former shareholder........................     $    9          $ 17          $  --
Line of credit.............................................         50           154            236
Current portion long-term debt.............................         34            34             34
Accounts payable...........................................        232           314            211
Payroll taxes..............................................         80            26             31
Accrued expenses and other liabilities.....................         97            10              9
                                                                ------          ----          -----
          Total current liabilities........................        502           555            521
Note payable to former shareholder.........................         17
Bank loans payable.........................................        306           273            245
                                                                ------          ----          -----
          Total long-term debt.............................        323           273            245
                                                                ------          ----          -----
          Total liabilities................................        825           828            766
                                                                ------          ----          -----
Commitments and contingencies
Stockholders' equity
Common stock, no par value, authorized 200 shares; 60
  issued and outstanding...................................         25            25             25
Less treasury stock, 140 shares repurchased................       (148)         (148)          (148)
Retained earnings..........................................        338           255            232
                                                                ------          ----          -----
          Total stockholders' equity.......................        215           132            109
                                                                ------          ----          -----
          Total liabilities and stockholders' equity.......     $1,040          $960          $ 875
                                                                ======          ====          =====

          See accompanying notes to consolidated financial statements.

                         BULLIT COURIER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED             TEN MONTHS
                                                             ---------------------------      ENDED
                                                             FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                                 1996           1997           1997
                                                             ------------   ------------   ------------
Net sales..................................................     $6,704         $7,696         $7,810
Cost of sales..............................................      4,119          4,639          4,345
                                                                ------         ------         ------
  Gross margin.............................................      2,585          3,057          3,465
  Operating expenses.......................................      1,758          2,116          2,371
  Sales and marketing......................................        373            358            365
  General and administrative expenses......................        489            642            798
  Depreciation.............................................         14              6              3
                                                                ------         ------         ------
Operating loss.............................................        (49)           (65)           (72)
Interest expense...........................................          8            107             17
Other income...............................................        (12)           (56)            --
                                                                ------         ------         ------
Loss before benefit for income taxes.......................        (45)          (116)           (89)
Benefit for income taxes...................................        (11)           (33)           (66)
                                                                ------         ------         ------
Net loss...................................................     $  (34)        $  (83)        $  (23)
                                                                ======         ======         ======

          See accompanying notes to consolidated financial statements.

                         BULLIT COURIER SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                   COMMON STOCK                   TREASURY STOCK
                                                ------------------              ------------------
                                                 NUMBER              RETAINED    NUMBER
                                                OF SHARES   AMOUNT   EARNINGS   OF SHARES   AMOUNT   TOTAL
                                                ---------   ------   --------   ---------   ------   -----
Stockholders' equity, February 28, 1995.......     60        $25       $372        140      $(148)   $249
Net loss......................................                          (34)                          (34)
                                                   --        ---       ----        ---      -----    ----
Stockholders' equity, February 29, 1996.......     60         25        338        140       (148)   $215
Net loss......................................                          (83)                          (83)
                                                   --        ---       ----        ---      -----    ----
Stockholders' equity, February 28, 1997.......     60         25        255        140       (148)    132
Net loss......................................                          (23)                          (23)
                                                   --        ---       ----        ---      -----    ----
Stockholders' equity, December 31, 1997.......     60        $25       $232        140      $(148)   $109
                                                   ==        ===       ====        ===      =====    ====

          See accompanying notes to consolidated financial statements.

                         BULLIT COURIER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED             TEN MONTHS
                                                             ---------------------------      ENDED
                                                             FEBRUARY 28,   FEBRUARY 29,   DECEMBER 31,
                                                                 1996           1997           1997
                                                             ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss...................................................      $(34)         $ (83)         $ (23)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities
  Depreciation.............................................        14              6              3
  Deferred taxes...........................................       (11)           (33)           (34)
  Other....................................................        --              7              2
Changes in assets and liabilities
  Accounts receivable......................................      (166)             4             34
  Other current assets.....................................        44              9             30
  Accounts payable.........................................        86             82           (103)
  Payroll taxes payable....................................       (31)           (54)             5
  Other accrued expenses...................................       (12)           (87)            (1)
                                                                 ----          -----          -----
          Net cash used in operating activities............      (110)          (149)           (87)
                                                                 ----          -----          -----
CASH FLOW FROM FINANCING ACTIVITIES
Repayments on note payable to former shareholder...........       (39)            (9)           (17)
Repayments on long-term bank loans.........................       (33)           (33)           (28)
Short-term bank borrowings, net............................        25            104             82
                                                                 ----          -----          -----
          Net cash provided by (used in) financing
            activities.....................................       (47)            62             37
                                                                 ----          -----          -----
NET DECREASE IN CASH AND CASH EQUIVALENTS..................      (157)           (87)           (50)
Cash and cash equivalents, beginning of year...............       307            150             63
                                                                 ----          -----          -----
Cash and cash equivalents, end of year.....................      $150          $  63          $  13
                                                                 ====          =====          =====

SUPPLEMENTAL DATA
  Cash paid for income taxes...............................      $ 10          $  31          $  12
                                                                 ====          =====          =====
  Cash paid for interest...................................      $  8          $ 107          $  21
                                                                 ====          =====          =====

          See accompanying notes to consolidated financial statements.

                         BULLIT COURIER SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF THE BUSINESS

     Bullit Courier Services, Inc. and Subsidiaries (the "Company" or "Bullit") was incorporated on March 30, 1978 under the laws of the State of New York. The Company is organized into Bullit Services, Inc. (the Parent) and its two wholly-owned subsidiaries. The subsidiary Bullit Messenger and Manpower, Inc. (Messenger) conducts foot messenger services and the other subsidiary Bullit Motor Services, Inc., (Motor), performs trucking services.

     Messenger operates the majority of its business in the mid and downtown areas of Manhattan and services the small parcel (one to ten pounds) sector of delivery needs. The majority of the Company's customers are based in Manhattan. Deliveries are made by foot and through public transportation.

     Motor operates from the Company's headquarters in Brooklyn, New York. Motor services the New York metropolitan region's light-end (10 to 500 pounds) and freight (500 to 2,000 pounds) trucking needs. Motor is generally a rush delivery service and operations are conducted 24 hours a day, 365 days a year.

     Both Messenger and Motor service the same customers from a multi-industry base including financial institutions, the garment center and textile firms and printers.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and common stock of DMS, concurrent with the consummation of the initial public offering of the Common Stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Through the fiscal year ended February 28, 1995, Spartan Worldwide Delivery, Inc., (Spartan), an airborne delivery services business, and through the fiscal year ended February 28, 1996, On-Line Automated Services ("On-Line"), a computer consulting business, were wholly-owned subsidiaries of Bullit. Both businesses were operated at separate locations, conducted independent operations, and did not share costs with the parent. Only the assets and operations of Bullit Services, Inc., and its two wholly-owned subsidiaries that exist at February 28, 1997, Messenger and Motor, are included, accordingly, the accompanying financial statements exclude the effects of operations of Spartan and On-Line.

  Principles of consolidation

     All significant intercompany balances and transactions are eliminated in consolidation.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates.

  Revenue recognition

     Revenues are recognized when packages are delivered to the customer.

                         BULLIT COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

  Property and equipment

     Property and Equipment are stated at cost and are depreciated using various accelerated methods over the estimated useful lives of the assets or the terms of the lease, whichever is shorter, as follows:

                                                              YEARS
                                                              -----
Equipment...................................................     5
Furniture...................................................     7
Vehicles....................................................     5
Leasehold improvements......................................  31.5

     Expenditures for equipment, furniture, leasehold improvements and vehicles are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Upon disposition of property and equipment, the cost and accumulated depreciation are removed from the related accounts, and any resulting gain or loss is reflected in the results of operations for the period.

  Income taxes

     The Company applies the liability method in accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109). Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse.

  Concentration of credit risk

     The Company performs messenger and truck delivery services to businesses located principally in the New York Metropolitan region. Financial instruments which potentially subject the Company to credit risk consists primarily of accounts receivable, and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss. The Company grants credit to customers in the ordinary course of business.

  Fair value of financial instruments

     For certain of the company's financial instruments, including cash, accounts receivable, notes payable and short-term borrowings, accounts payable, and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate notes are carried at amounts that approximate fair value. The estimated fair value of long-term debt is primarily based on borrowing rates currently available to the company for bank loans with similar terms and maturities.

3.  TRADE RECEIVABLES

     At February 29, 1996, February 28, 1997, and December 31, 1997, three customers represented 26%, 18%, and 10%; and 20%, 10% and 9%; and 22%, 16% and 11%, respectively, of total receivables. For the two

                         BULLIT COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

3.  TRADE RECEIVABLES (CONTINUED)
years ended February 28, 1997 and the ten months ended December 31, 1997, the three customers represented 23%, 14%, and 12%; and 19%, 11%, and 9%; and 21%, 20%, and 6%, respectively, of net sales.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts consists of the following (in thousands):

                                                 BALANCE AT   CHARGED TO                BALANCE AT
                                                 BEGINNING    COSTS AND                   END OF
                                                 OF PERIOD     EXPENSES    WRITE-OFFS     PERIOD
                                                 ----------   ----------   ----------   ----------
Year ended February 29, 1996...................     $18          $  3         $  3         $18
Year ended February 28, 1997...................      18           117          117          18
Ten months ended December 31, 1997.............      18            58           58          18

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                        1996           1997           1997
                                                    ------------   ------------   ------------
Furniture and equipment...........................      $462           $462           $462
Automobiles.......................................        38
Leasehold improvements............................       104            104            104
                                                        ----           ----           ----
                                                         604            566            566
Less accumulated depreciation.....................       492            467            470
                                                        ----           ----           ----
Property and equipment, net.......................      $112           $ 99           $ 96
                                                        ====           ====           ====

6.  DEBT

LONG-TERM DEBT

     The Company has obtained a Small Business Administration (SBA) loan with a financial institution for $405 to refinance its previous debt and provide working capital. The balance is payable over eleven years at a stated interest rate of 2.75% above prime rate in effect at the beginning of each Adjustment Period, as defined in the loan agreement (11.25% at December 31, 1997). There are no compensating balances, however, the loan is personally guaranteed by the officers of the Company. At February 29, 1996, February 28, 1997 and December 31, 1997, the current and long-term portions outstanding are as follows:

                                                     FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                         1996           1997           1997
                                                     ------------   ------------   ------------
SBA loan...........................................      $340           $307           $279
Less current portion...............................        34             34             34
                                                         ----           ----           ----
          Total long-term..........................      $306           $273           $245
                                                         ====           ====           ====

     Annual maturity on the SBA loan outstanding at December 31, 1997 is as follows: 1998, $34; 1999, $34; 2,000, $34; 2001, $34; 2002, $34; 2003 and
thereafter, $109. Interest expense on the SBA loan for the ten months ended December 31, 1997 and the two years ended February 28, 1997 was $29, $38, and $8, respectively.

                         BULLIT COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

6.  DEBT (CONTINUED)
SHORT-TERM DEBT

     In addition, the Company has a line of credit with the same financial institution, which is renewed on an annual basis. At February 29, 1996, February 28, 1997, and December 31, 1997 borrowings under this agreement were $50, $154 and $236. Interest expense related to the credit line for the ten months ended December 31, 1997 and the two years ended February 28, 1997 was: $6, $13, and $3 (11.5% at December 31, 1997). At December 31, 1997, the unused borrowing capacity under the line of credit totaled $64.

NOTE PAYABLE TO FORMER SHAREHOLDER

     The Company has a note payable to a former shareholder at a stated annual interest of 6% related to the purchase of outstanding stock. At February 29, 1996, and February 28, 1997, the amounts due to the shareholders were as follows:

                                                              1996   1997
                                                              ----   ----
Note payable................................................  $26    $17
Less current portion........................................    9     17
                                                              ---    ---
          Total long term...................................  $17    $--
                                                              ===    ===

7.  INCOME TAXES

     The following are the components of the income tax provision:

                                                             YEAR ENDED             TEN MONTHS
                                                     ---------------------------      ENDED
                                                     FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                         1996           1997           1997
                                                     ------------   ------------   ------------
Current
  Federal..........................................      $ --           $ --           $ --
  State and local..................................        --             --             --
                                                         ----           ----           ----
Deferred
  Federal..........................................       (11)           (33)           (66)
  State and local..................................        --             --             --
                                                         ----           ----           ----
  Income tax benefit...............................      $(11)          $(33)          $(66)
                                                         ====           ====           ====

     Reconciliation between income tax benefit and the income taxes computed by applying the U.S. statutory rate to income before income taxes is as follows:

                                                          YEAR ENDED              TEN MONTHS
                                                 ----------------------------       ENDED
                                                 FEBRUARY 29,    FEBRUARY 28,    DECEMBER 31,
                                                     1996            1997            1998
                                                 ------------    ------------    ------------
Federal income tax provision computed at U.S.
  statutory rate...............................      $(15)           $(39)           $(90)
Meals and entertainment........................         4               6              14
                                                     ----            ----            ----
Income tax benefit.............................      $(11)           $(33)           $(76)
                                                     ====            ====            ====

     The primary temporary difference that gives rise to the Company's deferred tax asset is the net operating loss carry forward, which expires in 2012.

                         BULLIT COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

8.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE

     The Company leases offices from unrelated parties under operating lease arrangements. Future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year in effect at December 31, 1997, are as follows:

YEAR                                                          AMOUNT
----                                                          ------
1998........................................................   $59
1999........................................................    38
                                                               ---
          Total.............................................   $97
                                                               ===

9.  RELATED PARTIES

     On a month-to-month basis the Company leases its corporate office building and warehousing facilities from entities controlled by officers of the Company. Rental expense paid to related parties for each of the two years ended February 28, 1997 and the ten month period ended December 31, 1997 was as follows:

                                                     FEBRUARY 29,   FEBRUARY 28,   DECEMBER 31,
                                                         1996           1997           1997
                                                     ------------   ------------   ------------
Corporate offices..................................      $ 68           $ 68           $138
Warehouses.........................................        68             68            112
                                                         ----           ----           ----
          Total....................................      $136           $136           $250
                                                         ====           ====           ====

10.  SUBSEQUENT EVENT

     In connection with the initial public offering of DMS on February 11, 1998, the outstanding balance of the SBA loan and the line of credit was paid in full.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Aero Special Delivery Service, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholder's deficiency and of cash flows present fairly, in all material respects, the financial position of Aero Special Delivery Service, Inc. at June 30, 1996 and 1997, and December 31, 1997 and the results of its operations and its cash flows for the two years ended June 30, 1997, and the six-month period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Sacramento, California
April 22, 1998

                      AERO SPECIAL DELIVERY SERVICE, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                  JUNE 30,
                                                              -----------------   DECEMBER 31,
                                                               1996      1997         1997
                                                              -------   -------   ------------
                                            ASSETS
Current assets
  Cash and cash equivalents.................................  $    79   $   173     $    99
  Accounts receivable, net..................................    1,123     1,253       1,400
  Prepaid and other current assets..........................      122       249         206
                                                              -------   -------     -------
     Total current assets...................................    1,324     1,675       1,705
Property and equipment, net.................................      341       442         345
                                                              -------   -------     -------
                                                              $ 1,665   $ 2,117     $ 2,050
                                                              =======   =======     =======
                           LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities
  Accounts payable..........................................  $   222   $   392     $   294
  Accrued expenses..........................................      328       362         392
  Accrued payroll taxes, interest and penalties in
     dispute................................................    1,936     2,681       3,044
  Current portion of capital lease obligation...............       49        89          82
  Borrowings under a line of credit and notes payable.......      288        20
                                                              -------   -------     -------
          Total current liabilities.........................    2,823     3,544       3,812
Due to related party........................................      544       589         548
Capital lease obligation....................................       90       131          97
                                                              -------   -------     -------
     Total liabilities......................................    3,457     4,264       4,457
                                                              -------   -------     -------

Commitments and contingencies
Stockholder's deficiency
  Common stock ($10 par value, 20,000 shares authorized,
     issued and outstanding)................................      200       200         200
  Accumulated deficit.......................................   (1,992)   (2,347)     (2,607)
                                                              -------   -------     -------
     Total stockholder's deficiency.........................   (1,792)   (2,147)     (2,407)
                                                              -------   -------     -------
                                                              $ 1,665   $ 2,117     $ 2,050
                                                              =======   =======     =======

                See accompanying notes to financial statements.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED        SIX MONTHS
                                                                  JUNE 30,           ENDED
                                                              -----------------   DECEMBER 31,
                                                               1996      1997         1997
                                                              -------   -------   ------------
Sales.......................................................  $10,496   $11,818      $6,000
Cost of sales...............................................    5,972     6,887       3,732
                                                              -------   -------      ------
          Gross margin......................................    4,524     4,931       2,268
Operating expenses..........................................    2,155     2,375       1,186
Sales and marketing.........................................      865       961         368
General and administrative expenses.........................      886       940         507
Payroll taxes, interest and penalties in dispute............      522       745         363
Depreciation and amortization...............................       77       168         105
                                                              -------   -------      ------
          Total expenses....................................    4,505     5,189       2,529
                                                              -------   -------      ------
Operating income (loss).....................................       19      (258)       (261)
                                                              -------   -------      ------
Related party interest expense..............................       54        57          35
Other expense (income), net.................................       28        40         (36)
                                                              -------   -------      ------
                                                                   82        97          (1)
                                                              -------   -------      ------
Loss before provision for income taxes......................      (63)     (355)       (260)
Provision for income taxes..................................       --        --          --
                                                              -------   -------      ------
Net loss....................................................  $   (63)  $  (355)     $ (260)
                                                              =======   =======      ======

                See accompanying notes to financial statements.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                     STATEMENTS OF STOCKHOLDER'S DEFICIENCY
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                           NUMBER     COMMON   ACCUMULATED    TOTAL
                                                          OF SHARES   STOCK      DEFICIT     DEFICIT
                                                          ---------   ------   -----------   -------
Balance, June 30, 1995..................................   20,000      $200      $(1,929)    $(1,729)
Net loss for the year ended June 30, 1996...............                             (63)        (63)
                                                           ------      ----      -------     -------
Balance, June 30, 1996..................................   20,000       200       (1,992)     (1,792)
Net loss for the year ended June 30, 1997...............                            (355)       (355)
                                                           ------      ----      -------     -------
Balance, June 30, 1997..................................   20,000       200       (2,347)     (2,147)
Net loss for six months ended December 31, 1997.........                            (260)       (260)
                                                           ------      ----      -------     -------
Balance, December 31, 1997..............................   20,000      $200      $(2,607)    $(2,407)
                                                           ======      ====      =======     =======

                See accompanying notes to financial statements.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED      SIX MONTHS
                                                                JUNE 30,         ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (63)  $(355)     $(260)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     77     168        105
  Loss on disposition of property and equipment.............     10      50         --
  Changes in assets and liabilities:
     Accounts receivable....................................     15    (130)      (147)
     Prepaid and other current assets.......................    (41)   (127)        43
     Accounts payable.......................................    (38)    170        (98)
     Accrued expenses.......................................    (40)     34         30
     Accrued payroll taxes, interest and penalties in
      dispute...............................................    522     745        363
                                                              -----   -----      -----
  Net cash provided by operating activities.................    442     555         36
                                                              -----   -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net....................   (132)   (172)        (8)
                                                              -----   -----      -----
  Net cash used for investing activities....................   (132)   (172)        (8)
                                                              -----   -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party, net............     34      45        (41)
Repayments under line of credit and notes payable, net......   (230)   (268)       (20)
Repayments of capital lease obligations.....................    (35)    (66)       (41)
                                                              -----   -----      -----
  Net cash used for financing activities....................   (231)   (289)      (102)
                                                              -----   -----      -----
Net increase (decrease) in cash and cash equivalents........     79      94        (74)
Cash and cash equivalents at beginning of period............     --      79        173
                                                              -----   -----      -----
Cash and cash equivalents at end of the period..............  $  79   $ 173      $  99
                                                              =====   =====      =====

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $  55   $  52      $  77
                                                              =====   =====      =====
  Taxes paid, net of refunds received.......................  $   1   $ (31)     $  53
                                                              =====   =====      =====
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition of property and equipment under capital
     leases.................................................  $ 157   $ 147      $  --
                                                              =====   =====      =====

                See accompanying notes to financial statements.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION AND MERGER

     Aero Special Delivery Service, Inc. (the "Company"), a California corporation in business since 1968, provides same-day, on-demand delivery services in the San Francisco Bay Area and has four dispatching locations throughout Northern California.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the Common Stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to customers.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are depreciated over the shorter of the lease term or the asset's useful life which range from three to four years. Expenditures for repairs and maintenance are charged to expense as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. It is not practical to estimate the fair value of amounts payable to related party due to the nature of the relationship involved. The estimated fair value of borrowings under the line of credit, notes payable and capital lease obligations approximates their carrying value as their interest rates approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and, accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

     The Company applies the liability method in accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No.
109). Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING

     The Company advertises primarily through radio, yellow pages and news print advertisements. Advertising costs are expensed as incurred and totaled $199 and $240 for the years ended June 30, 1996 and June 30, 1997 and $37 for the six-month period ended December 31, 1997.

3.  PAYROLL TAX ASSESSMENTS

     The Company has received assessments from the Internal Revenue Service ("IRS") based on an audit of the Company's 1989-1993 federal payroll tax returns. The assessments are based on the IRS's position that reimbursements paid to owner-operator employees for automobile allowances constitute additional compensation rather than payments made pursuant to an accountable plan under
Section 62 (c) of the Internal Revenue Code or pursuant to a valid vehicle rental arrangement. The Company and legal counsel are contesting the IRS assessments, and in June 1996 the Company filed a refund suit in the U.S. Court of Federal Claims after paying one employee's withholding taxes.

     As of June 30, 1996 and 1997 and December 31, 1997, the Company had recorded withholding tax liabilities of $1,176, $1,281 and $1,339, respectively, for the full amount of the IRS's assessments, including interest and penalties. The Company has offered to settle this matter for $400, but a settlement has not been reached. In addition, because the Company's practices for the treatment of automobile allowances paid to employees in 1994 and years subsequent may not be in compliance with the IRS's position, the Company has accrued an additional liability of $1,705 as of December 31, 1997 ($1,400 at June 30, 1997 and $760 at June 30, 1996) to cover the estimated withholding taxes, interest and penalties on similar allowances paid in years subsequent to 1993.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The allowance for doubtful accounts consists of the following:

                                                   BALANCE AT   CHARGED TO             BALANCE
                                                   BEGINNING    COSTS AND    WRITE-   AT END OF
                                                   OF PERIOD     EXPENSES     OFFS     PERIOD
                                                   ----------   ----------   ------   ---------
Year ended June 30, 1996.........................     $226         $200      $(254)     $172
Year ended June 30, 1997.........................      172          282       (267)      187
Six months ended December 31, 1997...............      187          144       (144)      187

                      AERO SPECIAL DELIVERY SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                               JUNE 30,
                                                            --------------   DECEMBER 31,
                                                            1996     1997        1997
                                                            -----   ------   ------------
Vehicles..................................................  $ 609   $  609      $  609
Vehicles under capital leases.............................    175      322         322
Furniture and equipment...................................     48      102         102
Computer equipment........................................     71      124         132
Leasehold improvements....................................     76       82          82
                                                            -----   ------      ------
                                                              979    1,239       1,247
Accumulated depreciation and amortization.................   (638)    (797)       (902)
                                                            -----   ------      ------
                                                            $ 341   $  442      $  345
                                                            =====   ======      ======

6.  ACCRUED EXPENSES

     Accrued expenses are comprised of the following:

                                                               JUNE 30,
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Salaries and wages..........................................  $125   $139       $144
Payroll taxes...............................................    85     94        126
Accrued vacation............................................   100    111        104
Other.......................................................    18     18         18
                                                              ----   ----       ----
                                                              $328   $362       $392
                                                              ====   ====       ====

7.  LINE OF CREDIT AND NOTES PAYABLE

     At June 30, 1996, the Company had borrowed $57 under a line of credit agreement with a bank. The line was unsecured and required monthly interest payments at the bank's prime rate plus 3 1/2% (11.75% at June 30, 1996). The outstanding balance was paid in full in December 1996.

     At June 30, 1996, the Company had a note payable with a balance outstanding of $65. The note was unsecured, non-interest bearing and was paid in full by December 1996.

     At June 30, 1996 and 1997, the Company had a note payable with a balance outstanding of $166 and $20, respectively. The note was unsecured, bore interest at 8% and was paid in full in August 1997.

                      AERO SPECIAL DELIVERY SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

7.  LINE OF CREDIT AND NOTES PAYABLE (CONTINUED)
CAPITAL LEASE LIABILITY

     The Company has numerous delivery vehicles under various lease agreements, which qualify as capital leases. Future minimum lease payments related to these agreements are as follows:

FISCAL YEAR
-----------
1998........................................................  $110
1999........................................................    69
2000........................................................    14
                                                              ----
                                                               193
Less imputed interest.......................................   (14)
                                                              ----
                                                               179
Less: current portion.......................................   (82)
                                                              ----
                                                              $ 97
                                                              ====

8.  INCOME TAXES

     The following reconciles the federal income tax provision computed at the U.S. federal income tax rate to the provision for income taxes:

                                                              YEAR ENDED     SIX MONTHS
                                                               JUNE 30,        ENDED
                                                             ------------   DECEMBER 31,
                                                             1996   1997        1997
                                                             ----   -----   ------------
Tax benefit computed at federal statutory rate (34%).......  $(23)  $(121)     $(117)
State tax benefit..........................................    (5)    (22)       (20)
Adjustment to deferred tax asset valuation allowance.......    23     139        123
Other......................................................     5       4         14
                                                             ----   -----      -----
                                                             $ --   $  --      $  --
                                                             ====   =====      =====

     The Company has recorded a full valuation allowance for net deferred tax assets which otherwise would have been recognized at June 30, 1996 and 1997 and December 31, 1997. Accordingly, no benefit has been recorded for the loss for the years then ended.

     Temporary differences which otherwise would give rise to deferred tax assets and liabilities are as follows:

                                                             JUNE 30,
                                                         -----------------   DECEMBER 31,
                                                          1996      1997         1997
                                                         -------   -------   ------------
Payroll taxes and interest in dispute..................  $   776   $ 1,075     $ 1,318
Net operating loss carryforwards.......................      436       135          84
Accrued vacation, interest and allowance for doubtful
  accounts.............................................       --       176         153
Cash basis to accrual basis adjustment.................     (186)     (153)       (123)
Others, net............................................       32        (7)         18
                                                         -------   -------     -------
Net deferred tax asset.................................    1,058     1,226       1,450
Valuation allowance....................................   (1,058)   (1,226)     (1,450)
                                                         -------   -------     -------
                                                         $    --   $    --     $    --
                                                         =======   =======     =======

                      AERO SPECIAL DELIVERY SERVICE, INC.

                             (DOLLARS IN THOUSANDS)

8.  INCOME TAXES (CONTINUED)
     At December 31, 1997, the Company had available net operating loss carryforwards of $247 for federal income tax purposes. The carryforwards are limited to future taxable earnings of the Company and expire in 2009.

9.  RELATED PARTY TRANSACTIONS AND BALANCES

     Due to related party consists of the following:

                                                                JUNE 30,
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
Note payable to stockholder, interest payable at 9%, due
  February 2000.............................................  $ 591   $ 591       $591
Note payable to stockholder, interest payable at 9%, due
  July 2000 Accrued interest................................     28      48         48
Note payable to stockholder, non-interest bearing, due on
  demand....................................................    107     164        113
                                                                726     803        762
Receivable from stockholder, non-interest bearing, due on
  demand....................................................   (182)   (214)      (214)
                                                              -----   -----       ----
                                                              $ 544   $ 589       $548
                                                              =====   =====       ====

10.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain office equipment and automobiles under operating leases expiring on various dates through 2001. Future minimum lease payments under operating leases that have noncancelable lease terms at December 31, 1997, are as follows:

FISCAL YEAR
-----------
1998........................................................  $199
1999........................................................   152
2000........................................................   111
2001........................................................    65
                                                              ----
                                                              $527
                                                              ====

     Rental expense charged to operations was $155, $217 and $119 for the years ended June 30, 1996 and 1997 and the six-month period ended December 31, 1997, respectively.

LITIGATION

     In addition to the IRS assessments and additional withholding taxes in dispute (Note 3), the Company is party to other legal proceedings arising in the ordinary course of business. In the opinion of management, their ultimate resolution will not have a material adverse effect on the Company's financial position and results of operations or cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
S-Car-Go Courier, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of S-Car-Go Courier, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Sacramento, California
April 27, 1998

                             S-CAR-GO COURIER, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              ----    -----
                                  ASSETS
Current assets:
  Cash......................................................  $ 75    $146
  Accounts receivable.......................................   185     227
                                                              ----    ----
          Total current assets..............................   260     373
Intangible assets, net......................................     7       2
Property and equipment, net.................................    18      27
Other assets................................................    --      10
                                                              ----    ----
                                                              $285    $412
                                                              ====    ====
                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  8    $  2
  Accrued expenses..........................................   117      54
  Taxes payable.............................................    29      56
  Deferred income taxes.....................................    21      63
  Notes payable to related parties..........................    16      48
                                                              ----    ----
          Total current liabilities.........................   191     223
                                                              ----    ----
Stockholder's equity
  Common stock $1.00 par value; 1,000 shares authorized and
     issued; 500 shares issued and outstanding..............     1       1
  Retained earnings.........................................    93     188
                                                              ----    ----
          Total stockholder's equity........................    94     189
                                                              ----    ----
                                                              $285    $412
                                                              ====    ====

                See accompanying notes to financial statements.

                             S-CAR-GO COURIER, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $  963   $1,263   $1,714
Cost of sales...............................................     614      801    1,030
                                                              ------   ------   ------
  Gross margin..............................................     349      462      684
                                                              ------   ------   ------
Operating expenses..........................................      96      140      169
Sales and marketing expenses................................      32       87      109
General and administrative expenses.........................     110      206      220
Depreciation and amortization...............................      16       15       16
                                                              ------   ------   ------
          Total expenses....................................     254      448      514
                                                              ------   ------   ------
Operating income............................................      95       14      170
Interest expense............................................       2        2        6
                                                              ------   ------   ------
Income before provision for income taxes....................      93       12      164
Provision for income taxes..................................      40        7       69
                                                              ------   ------   ------
Net income..................................................  $   53   $    5   $   95
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                             S-CAR-GO COURIER, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                               NUMBER     COMMON   RETAINED   TOTAL
                                                              OF SHARES   STOCK    EARNINGS   EQUITY
                                                              ---------   ------   --------   ------
Balance, December 31, 1994..................................     500        $1       $ 35      $ 36
Net income..................................................                           53        53
                                                                 ---        --       ----      ----
Balance, December 31, 1995..................................     500         1         88        89
Net income..................................................                            5         5
                                                                 ---        --       ----      ----
Balance, December 31, 1996..................................     500         1         93        94
Net income..................................................                           95        95
                                                                 ---        --       ----      ----
Balance, December 31, 1997..................................     500        $1       $188      $189
                                                                 ===        ==       ====      ====

                See accompanying notes to financial statements.

                             S-CAR-GO COURIER, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 53   $  5   $ 95
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
  Depreciation and amortization.............................    16     14     16
  Changes in assets and liabilities:
     Accounts receivable....................................   (51)   (44)   (42)
     Other assets...........................................    --      1    (10)
     Accounts payable.......................................   (19)     1     (6)
     Accrued expenses.......................................   (35)    87    (63)
     Income taxes payable...................................    --     28     27
     Deferred income taxes..................................    39    (22)    42
                                                              ----   ----   ----
     Net cash provided by operating activities..............     3     70     59

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (4)    (4)   (20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of (repayments on) notes payable to related
  parties, net..............................................    (4)   (20)    32
                                                              ----   ----   ----
Net (decrease) increase in cash.............................    (5)    46     71
Cash at beginning of period.................................    34     29     75
                                                              ----   ----   ----
Cash at end of period.......................................  $ 29   $ 75   $146
                                                              ====   ====   ====

                See accompanying notes to financial statements.

                             S-CAR-GO COURIER, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION AND MERGER

     S-Car-Go Courier, Inc. (the "Company") was incorporated in 1992. The Company provides same-day, on-demand delivery services to customers in and around the San Francisco Bay Area. Two major customers comprised 23%, 29% and 26% of revenues for each of the three years in the period ended December 31, 1997, respectively.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized upon delivery of packages to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Property and equipment consists of computer equipment and vehicles with estimated useful lives of 5 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of notes payable to related parties can not be estimated due to the related party relationships involved (Note 6).

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

INCOME TAXES

     The Company is a C-Corporation for federal and state income tax purposes. The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (FAS 109).

                             S-CAR-GO COURIER, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSET

     The intangible asset is a covenant not to compete agreement entered into with a former stockholder in connection with the redemption of common stock. Consideration paid for the covenant was $23, which is being amortized over its life of 5 years.

RECLASSIFICATIONS

     Certain reclassifications have been made in the financial statements to conform to the 1997 presentation.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Equipment...................................................      $ 67           $ 67
Vehicles....................................................        12             32
                                                                  ----           ----
                                                                    79             99
Less: Accumulated depreciation..............................       (61)           (72)
                                                                  ----           ----
                                                                  $ 18           $ 27
                                                                  ====           ====

     Depreciation expense was $11, $10 and $11 for each of the three years in the period ended December 31, 1997.

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Payroll and payroll taxes...................................      $ 43           $ 37
Bonus.......................................................        63             --
Consulting..................................................        11             --
Other.......................................................        --             17
                                                                  ----           ----
          Total accrued expenses............................      $117           $ 54
                                                                  ====           ====

                             S-CAR-GO COURIER, INC.

5.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Current tax expense
  Federal...................................................  $ 1    $ 23   $21
  State.....................................................   --       6     6
                                                              ---    ----   ---
                                                                1      29    27
                                                              ---    ----   ---
Deferred tax expense
  Federal...................................................   30     (17)   32
  State.....................................................    9      (5)   10
                                                              ---    ----   ---
                                                               39     (22)   42
                                                              ---    ----   ---
                                                              $40    $  7   $69
                                                              ===    ====   ===

     The provision for income taxes differs from income taxes computed by applying the U.S. statutory federal income tax rate as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Taxes computed at federal statutory rate (34%)..............  $  31    $   4    $  55
State taxes (net of federal benefit)........................      6        1       10
Other.......................................................      3        2        4
                                                              -----    -----    -----
  Provision for income taxes................................  $  40    $   7    $  69
                                                              =====    =====    =====
  Effective rate............................................   43.0%    58.3%    42.7%
                                                              =====    =====    =====

     The temporary differences giving rise to the Company's deferred tax liabilities consist primarily of accounts receivable and accounts payable since the Company is a cash basis taxpayer.

6.  RELATED PARTY TRANSACTIONS

NOTES PAYABLE TO RELATED PARTIES

     In March 1994, the Company borrowed $50 from a relative of the stockholder. The note matures in March 1998 and bears interest at 7% payable annually.

     On May 31, 1997, the Company issued a note payable to the stockholder. Principal is payable on demand and bears interest at 12% per annum, payable monthly.

INVESTMENT IN RELATED PARTY

     In October 1994, San Francisco Dispatch Brokerage Center, Inc. ("SFDBC"), a California Corporation, was formed for the purpose of performing the dispatch, billing, accounting and other related functions for four delivery service companies in San Francisco. Upon formation of SFDBC, the Company contributed property and equipment to SFDBC in exchange for 20% of its common stock. The value of the property and equipment was immaterial. The Company accounts for this investment under the cost method as results of applying the equity method would not differ materially.

     The expenses of SFDBC are allocated among the four founding delivery service companies based on transactions and revenue volume of each. In addition, the Company's stockholder serves as a non-

                             S-CAR-GO COURIER, INC.

6.  RELATED PARTY TRANSACTIONS (CONTINUED)
compensated officer of SFDBC. The total expenses attributed to the Company were $107, $154 and $188 for each of the three years in the period ended December 31, 1997, respectively. SFDBC also provides similar services to other messenger companies. The resulting profit is distributed to the founding companies monthly. These profits totaled $11, $14, and $19 for each of the three years in the period ended December 31, 1997, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Gregory W. Austin

     In our opinion, the accompanying statement of assets, liabilities and net assets and the related statements of income and expense and changes in net assets and of cash flows present fairly, in all material respects, the financial position of Gregory W. Austin dba Battery Point Messenger and Alpha Express at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are your responsibility; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its net assets to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Sacramento, California
April 27, 1998

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

                STATEMENTS OF ASSETS, LIABILITIES AND NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets:
  Cash......................................................  $  2    $ 11
  Accounts receivable.......................................   115     138
  Prepaid and other current assets..........................     9       2
                                                              ----    ----
          Total current assets..............................   126     151
Property and equipment, net.................................     7       5
Intangible assets, net......................................    21      37
                                                              ----    ----
                                                              $154    $193
                                                              ====    ====

                        LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable..........................................  $  2    $  2
  Accrued payroll...........................................    10      13
  Other accrued liabilities.................................             9
  Borrowings under line of credit...........................    21      32
                                                              ----    ----
          Total current liabilities.........................    33      56
Net assets..................................................   121     137
                                                              ----    ----
                                                              $154    $193
                                                              ====    ====

                See accompanying notes to financial statements.

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

           STATEMENTS OF INCOME AND EXPENSE AND CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................   $576    $ 732    $ 905
Cost of sales...............................................    315      397      463
                                                               ----    -----    -----
  Gross margin..............................................    261      335      442
                                                               ----    -----    -----
Operating expenses..........................................     82      113      137
Sales and marketing.........................................      3       24       30
General and administrative expenses.........................     26       31       32
Depreciation and amortization...............................      7       10       16
                                                               ----    -----    -----
                                                                118      178      215
                                                               ----    -----    -----
Operating income............................................    143      157      227
Interest expense............................................      2        3        3
                                                               ----    -----    -----
Net income..................................................    141      154      224
Net assets at beginning of period...........................     46      106      121
Distributions to owner......................................    (81)    (139)    (208)
                                                               ----    -----    -----
Net assets at end of period.................................   $106    $ 121    $ 137
                                                               ====    =====    =====
Unaudited pro forma information:
  Pro forma income before income taxes......................   $141    $ 154    $ 224
  Provision for income taxes................................    (56)     (62)     (89)
                                                               ----    -----    -----
Pro forma net income........................................   $ 85    $  92    $ 135
                                                               ====    =====    =====

                See accompanying notes to financial statements.

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                               ----     ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $141    $ 154    $ 224
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................      7       10       16
  Changes in assets and liabilities:
     Accounts receivable....................................    (49)     (13)     (23)
     Prepaid and other current assets.......................     (4)      (2)       7
     Accounts payable.......................................      3       (4)      --
     Accrued expenses.......................................      1        4       12
                                                               ----    -----    -----
          Net cash provided by operating activities.........     99      149      236
                                                               ----    -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for customer lists.................................    (18)     (12)     (30)
Purchases of property and equipment, net....................    (10)      --       --
                                                               ----    -----    -----
          Net cash used for investing activities............    (28)     (12)     (30)
                                                               ----    -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on line of credit, net..............      9        2       11
Distributions to owner......................................    (81)    (139)    (208)
                                                               ----    -----    -----
          Net cash used for financing activities............    (72)    (137)    (197)
                                                               ----    -----    -----
Net (decrease) increase in cash.............................     (1)                9
Cash at beginning of period.................................      3        2        2
                                                               ----    -----    -----
Cash at end of period.......................................   $  2    $   2    $  11
                                                               ----    -----    -----

                See accompanying notes to financial statements.

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  ORGANIZATION AND MERGER

BUSINESS ORGANIZATION

     Battery Point Messenger was founded in 1988 by Gregory W. Austin. In May 1995, Battery Point Messenger purchased the customer list of Alpha Express for $30 along with the rights to the use of such name. Battery Point Messenger and Alpha Express (the Company) operate as a sole proprietorship and provide same-day, on-demand delivery services predominately in the San Francisco central business district. In July 1997 the Company purchased the customer list of A to Z Couriers (California) Inc. for $30 and these customers are now serviced by Battery Point Messenger and Alpha Express.

     The financial statements are based on the assets, liabilities and transactions recorded in the accounting records of Gregory W. Austin dba Battery Point Messenger and Alpha Express. All assets and liabilities of a personal nature are not recorded in such records and have been excluded from the financial statements.

     On February 11, 1998, the Company, pursuant to a definitive agreement with Dispatch Management Services Corporation ("DMS") sold significantly all of the assets of the Company in exchanged for cash and common stock of DMS concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Property and equipment consists primarily of computer and communications equipment and is being depreciated over 5 years.

INTANGIBLE ASSETS

     The Company capitalizes the cost of purchased customer lists and amortizes this cost over the period of the related covenants not to compete which range from 2 to 5 years. Accumulated amortization was $9 and $23 at December 31, 1996 and 1997. Amortization expense was $3, $6 and $14 for each of the three years ended December 31, 1997, respectively.

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. Additionally, interest rates on the line of credit are approximate market rates for debt with similar terms.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and, accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

ADVERTISING COSTS

     The Company advertises through the use of color brochures and direct mailings. Advertising costs are expensed as incurred and amounted to $2, $20 and $5 for each of the three in the period years ended December 31, 1997, respectively.

INCOME TAXES

     The Company is a sole proprietorship and, accordingly, income generated from its operations is taxed at the individual level. Therefore, a provision for income taxes has not been provided. The Company's sole proprietorship status terminated when it was acquired by DMS (See Note 1). Subsequent to acquisition, the results of the Brand's operations will be included in the results of DMS's operations and accordingly will be taxed at DMS's corporate tax rate. Therefore, proforma income tax expense has been included in the statement of income and expense and changes in net assets to reflect the estimated income tax expense the Company would have incurred had it been a corporation for all periods presented.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              ------------   -------------
Communication equipment.....................................      $ 24           $ 24
Computer equipment..........................................        11             11
Other.......................................................         5              5
                                                                  ----           ----
                                                                    40             40
Accumulated depreciation....................................       (33)           (35)
                                                                  ----           ----
                                                                  $  7           $  5
                                                                  ====           ====

     Depreciation expense was $4, $4 and $2 for each of the three years ended December 31, 1997, respectively.

                     GREGORY W. AUSTIN, SOLE PROPRIETORSHIP
                 DBA BATTERY POINT MESSENGER AND ALPHA EXPRESS

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

4.  LINE OF CREDIT

     The Company has a $33 revolving business line of credit with its primary banking institution. Principal and interest payments, which amount to 2% of the ending monthly balance, are paid on a monthly basis. The annual percentage rate was 13.5% at December 31, 1996 and 13% at December 31, 1997.

5.  RELATED PARTIES

     In October 1994, San Francisco Dispatch Brokerage Center, Inc. (SFDBC), a California Corporation, was formed for the purpose of performing the dispatch, billing, accounting and other related functions for several delivery services in San Francisco. Upon formation of SFDBC, the Company contributed property and equipment to SFDBC in exchange for 20% of its common stock. The value of the property and equipment was immaterial. The Company accounts for this investment under the cost method as the results of applying the equity method would not differ materially.

     Upon formation of the SFDBC through February 28, 1997, Gregory W. Austin served as an officer and general manager of the SFDBC and was paid an annual salary of $24. Effective November 1, 1997, Mr. Austin resumed his position as general manager of SFDBC and is paid an annual salary of $60. All salaries and expenses of the SFDBC are allocated among the four founding delivery service companies based on transactions and revenue volume of each. SFDBC also provided similar services to other messenger companies. The revenues earned on these services are distributed to the founding delivery service companies monthly, and have been classified as a reduction of operating expenses as they are immaterial. The total expenses, net of associated revenues, charged to the Company were $82, $113 and $137 for each of the three years in the period ended December 31, 1997, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Christopher D. Neal

     In our opinion, the accompanying statement of assets, liabilities and net assets and the related statements of income and expense and changes in net assets and of cash flows present fairly, in all material respects, the financial position of Christopher D. Neal d/b/a Zap Courier and Crosstown Messenger at December 31, 1997, and the results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are your responsibility; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its net assets to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Sacramento, California
April 27, 1998

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

                STATEMENT OF ASSETS, LIABILITIES AND NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                  ASSETS
Current assets:
  Cash......................................................      $ 50
  Accounts receivable.......................................       166
  Other current assets......................................        14
                                                                  ----
          Total current assets..............................       230
Property and equipment, net.................................        41
Intangible assets, net......................................       101
                                                                  ----
                                                                  $372
                                                                  ====

                        LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable..........................................      $  3
  Accrued payroll...........................................        15
  Current portion of long-term debt.........................        78
  Borrowings under line of credit...........................        38
                                                                  ----
          Total current liabilities.........................       134
Long-term debt (net of current portion).....................        33
                                                                  ----
          Total liabilities.................................       167
Net assets..................................................       205
                                                                  ----
                                                                  $372
                                                                  ----

                See accompanying notes to financial statements.

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

           STATEMENT OF INCOME AND EXPENSE AND CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
Net sales...................................................          $900
Cost of sales...............................................           467
                                                                      ----
  Gross margin..............................................           433
                                                                      ----
Operating expenses..........................................           130
Sales and marketing.........................................            73
General and administrative expenses.........................            46
Depreciation and amortization...............................            19
                                                                      ----
                                                                       268
Operating income............................................           165
Interest expense, net.......................................            (7)
                                                                      ----
Net income..................................................           158
Net assets at beginning of period...........................            82
Distributions to owner......................................           (35)
                                                                      ----
Net assets at end of period.................................          $205
                                                                      ====
Unaudited pro forma information:
  Pro forma income before income taxes......................          $158
  Provision for income taxes................................           (63)
                                                                      ----
Pro forma net income........................................          $ 95
                                                                      ====

                See accompanying notes to financial statements.

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................          $158
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................            19
  Changes in assets and liabilities:
     Accounts receivable....................................           (66)
     Other current assets...................................            (6)
     Accounts payable.......................................           (11)
     Accrued expenses.......................................             7
                                                                      ----
     Net cash provided by operating activities..............           101
                                                                      ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of customer list...................................           (10)
Purchases of property and equipment, net....................           (34)
                                                                      ----
     Net cash used for investing activities.................           (44)
                                                                      ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit and long-term debt, net........            22
Distributions to owner......................................           (35)
                                                                      ----
     Net cash provided by (used for) financing activities...           (13)
                                                                      ----
Net increase in cash........................................            44
Cash at beginning of period.................................             6
                                                                      ----
Cash at end of period.......................................          $ 50
                                                                      ====
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Acquisition of customer list and issuance of note payable...          $100
                                                                      ====

                See accompanying notes to financial statements.

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION AND MERGER

BUSINESS ORGANIZATION

     Zap Courier was founded in 1991 by Christopher D. Neal (the Proprietor) and operates as a sole proprietorship. In September 1997 Zap Courier purchased the customer list of Crosstown Messenger along with the rights to the use of such name. The seller agreed not to compete for a period of four years. Zap Courier provides same-day, on-demand delivery services predominately in the San Francisco Metropolitan Area, while Crosstown Messenger provides immediate delivery services in the San Francisco central business district area. Deliveries are performed by bike and vehicle messengers.

     The financial statements are based on the assets, liabilities and transactions recorded in the accounting records of Christopher D. Neal dba Zap Courier and Crosstown Messenger (the "Company"). All assets and liabilities of a personal nature not recorded in such records have been excluded from the financial statements.

     On February 11, 1998, the Company's sole proprietor pursuant to a definitive agreement with Dispatch Management Services Corporation ("DMS") sold significantly all of the assets of the Company for cash and common stock of DMS Corporation concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Property and equipment consists primarily of vehicles and communications equipment and is being depreciated over 5 years.

INTANGIBLE ASSET

     The $110 purchase price of the customer list and brand name of Crosstown Messenger, and the covenant not to compete was capitalized and is being amortized over four years using the straight-line method. Amortization expense for the year ended December 31, 1997 and accumulated amortization at December 31, 1997 was $9. The carrying value of intangible assets is assessed for recoverability by management based on an analysis of future undiscounted cash flows from the underlying operations. Management believes that there has been no impairment of intangible assets at December 31, 1997.

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable, and accrued expenses approximate fair value because of the short maturity of these instruments. Borrowings under the line of credit approximate fair value because the interest rate on the line of credit approximates market rates for debt with similar terms. The carrying amount of long-term debt is considered to approximate its fair value as the effect of imputing interest at market rates would be immaterial.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

ADVERTISING COSTS

     The Company advertises primarily through the print media in weekly San Francisco Bay area publications. Advertising costs are expensed as incurred and amounted to $25 for the year ended December 31, 1997.

INCOME TAXES

     The Company is a sole proprietorship and, accordingly, income generated from its operations is taxed at the individual level. Therefore, a provision for income taxes has not been provided. The Company's sole proprietorship status terminated when it merged with DMS (see Note 1). Subsequent to the merger, the results of the branch's operations will be included in the results of DMS' operations and, accordingly, will be taxed at DMS' corporate rate. Therefore, proforma income tax expense has been included in the statement of income and expense and changes in net assets to reflect the estimated income tax expense the Company would have incurred had it been a corporation for all periods presented.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Communication equipment.....................................      $ 13
Vehicles....................................................        43
                                                                  ----
                                                                    56
Accumulated depreciation....................................       (15)
                                                                  ----
                                                                  $ 41
                                                                  ====

                    CHRISTOPHER D. NEAL, SOLE PROPRIETORSHIP
                    DBA ZAP COURIER AND CROSSTOWN MESSENGER

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

4.  BORROWINGS

LINE OF CREDIT

     The Company has a $53 revolving business line of credit with its primary banking institution. Principal and interest payments, which amount to 2% of the ending monthly balance, are paid on a monthly basis. The annual percentage rate was 13.0% at December 31, 1997.

LONG-TERM DEBT

     The proprietor issued a non-interest bearing promissory note for $110 in connection with the purchase of the Crosstown Messenger customer list and brand name discussed in Note 1. The note is secured by his interest in the Company and three of his personal vehicles. The note payable is recorded at its gross amount as imputed interest is immaterial. The Company also has various other notes payable secured by vehicles of the Company with interest rates of approximately 12.5%. Payments under these notes are due as follows:

YEAR ENDED DECEMBER 31,
-----------------------
       1998.................................................  $ 78
       1999.................................................    33
                                                              ----
                                                              $111
                                                              ====

5.  RELATED PARTIES

     In October 1994, San Francisco Dispatch Brokerage Center, Inc. (SFDBC), a California Corporation, was formed for the purpose of performing the dispatch, billing, accounting and other related functions for several delivery services in San Francisco. Upon formation of SFDBC, the Company contributed property and equipment to SFDBC in exchange for 20% of its common stock. The value of the property and equipment was immaterial. The Company accounts for this investment under the cost method as the results of applying the equity method would not differ materially.

     Upon formation of the SFDBC to date, Christopher D. Neal has served as a non-compensated officer of the SFDBC. All salaries and expenses of the SFDBC are allocated among the four founding delivery service companies based on transactions and revenue volume of each. SFDBC also provided similar services to other messenger companies. The revenues earned on these services are distributed to the founding delivery service companies monthly and have been classified as a reduction of operating expenses as they are immaterial. The total expenses, net of associated revenues, charged to the Company were $130 for the year ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Michael S. Studebaker

     In our opinion, the accompanying statement of assets, liabilities and net assets and the related statements of income and expense and changes in net assets and of cash flows present fairly, in all material respects, the financial position of Michael S. Studebaker dba Studebaker Messenger Services at December 31, 1997, and the results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are your responsibility; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its net assets to Dispatch Management Service Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Sacramento, California
April 27, 1998

                   MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP
                       DBA STUDEBAKER MESSENGER SERVICES

                STATEMENT OF ASSETS, LIABILITIES AND NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                  ASSETS
Current assets:
  Cash......................................................      $ 19
  Accounts receivable.......................................        77
                                                                  ----
          Total current assets..............................        96
Property and equipment, net.................................        37
Other assets................................................         2
                                                                  ----
                                                                  $135
                                                                  ====

                        LIABILITIES AND NET ASSETS
Current liabilities:
  Accounts payable..........................................      $  3
  Accrued payroll...........................................         6
  Borrowings under line of credit...........................        14
                                                                  ----
          Total current liabilities.........................        23
Net assets..................................................       112
                                                                  ----
                                                                  $135
                                                                  ====

                See accompanying notes to financial statements.

                   MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP
                       DBA STUDEBAKER MESSENGER SERVICES

           STATEMENTS OF INCOME AND EXPENSE AND CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Net sales...................................................      $446
Cost of sales...............................................       244
                                                                  ----
  Gross margin..............................................       202
                                                                  ----
Operating expenses..........................................        46
Sales and marketing.........................................        17
General and administrative expenses.........................        44
Depreciation................................................        14
                                                                  ----
                                                                   121
                                                                  ----
Operating income............................................        81
Interest expense............................................         2
                                                                  ----
Net income..................................................        79
Net assets at beginning of period...........................        83
Distributions to owner......................................       (50)
                                                                  ----
Net assets at end of period.................................      $112
                                                                  ====
Unaudited pro forma information:
  Pro forma income before income taxes......................      $ 81
  Provisions for income taxes...............................        32
                                                                  ----
Pro forma net income........................................      $ 49
                                                                  ====

                See accompanying notes to financial statements.

                   MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP
                       DBA STUDEBAKER MESSENGER SERVICES

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................      $ 79
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation..............................................        14
  Changes in assets and liabilities:
     Accounts receivable....................................       (22)
     Other assets...........................................        (1)
     Accrued payroll........................................        (3)
                                                                  ----
          Net cash provided by operating activities.........        67
                                                                  ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net....................       (11)
                                                                  ----
          Net cash used for investing activities............       (11)
                                                                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in borrowings under line of credit, net..............        (1)
Distributions to owner......................................       (50)
                                                                  ----
          Net cash used for financing activities............       (51)
                                                                  ----
Net increase in cash........................................         5
Cash at beginning of period.................................        14
                                                                  ----
Cash at end of period.......................................      $ 19
                                                                  ====

                See accompanying notes to financial statements.

                   MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP
                       DBA STUDEBAKER MESSENGER SERVICES

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Studebaker Messenger Services (the Company) was founded in 1990 by Michael
S. Studebaker (the Proprietor) and operates as a sole proprietorship. The Company is a premium messenger service provider offering urgent point-to-point services primarily for the San Francisco East Bay Area. Deliveries are performed by both bike and vehicle messengers.

     The financial statements are based on the assets, liabilities and transactions recorded in the accounting records of Michael S. Studebaker dba Studebaker Messenger Services. All assets and liabilities of a personal nature not recorded in such records have been excluded from the financial statements.

     On February 11, 1998, the Company's sole proprietor pursuant, to a definitive agreement with Dispatch Management Services Corp. ("DMS"), sold significantly all of the assets of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Property and equipment consists primarily of vehicles, bikes and computer and communication equipment and is being depreciated over 5 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable and accrued expenses approximate fair value because of the short maturity of these instruments. Borrowings under the line of credit approximate fair value because the interest rate on the line of credit approximate market rates for debt with similar terms.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

ADVERTISING COSTS

     The company advertises primarily through print media in San Francisco Bay Area publications. Advertising costs are expensed as incurred and amounted to $13 for the year ended December 31, 1997.

                   MICHAEL S. STUDEBAKER, SOLE PROPRIETORSHIP
                       DBA STUDEBAKER MESSENGER SERVICES

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

     The Company is a sole proprietorship and, accordingly, income generated from its operations is taxed at the individual level, therefore, a provision of income taxes has not been provided. The Company's sole proprietorship status terminated when it merged with DMS (see Note 1). Subsequent to the merger, the results of the brand's operations will be included in the results of DMS' operations, and, accordingly, will be taxed at DMS' corporate tax rate. Therefore, proforma income tax expense has been included in the statement of income and expense and changes in net assets to reflect the estimated income tax expense the Company would have incurred had it been a corporation for all periods presented.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Vehicles....................................................      $40
Communication equipment.....................................       14
Computer equipment..........................................       17
Furniture and fixtures and other............................       15
                                                                  ---
                                                                   86
Accumulated depreciation....................................      (49)
                                                                  ---
                                                                  $37
                                                                  ===

4.  LINE OF CREDIT

     The Company has a $19 revolving business line of credit with its primary banking institution. Principal and interest payments, which amount to 2% of the ending monthly balance, are paid on a monthly basis. The annual percentage rate was 13.25% at December 31, 1997.

5.  RELATED PARTIES

     In October 1994, San Francisco Dispatch Brokerage Center, Inc. (SFDBC), a California Corporation, was formed for the purpose of performing the dispatch, billing, accounting and other related functions for several delivery services in San Francisco. Upon formation of SFDBC, the Company contributed property and equipment to SFDBC in exchange for 20% of its common stock. The value of the property and equipment was immaterial. The Company accounts for this investment under the cost method as the results of applying the equity method would not differ materially.

     Upon formation of the SFDBC through February 28, 1997, Michael S. Studebaker served as a non-compensated officer. All salaries and expenses of the SFDBC are allocated among the four founding delivery service companies based on transactions and revenue volume of each. SFDBC also provided similar services to other messenger companies. The revenues earned on these services are distributed to the founding delivery service companies monthly and have been classified as a reduction of operating expenses as they are immaterial. The total expenses, net of associated revenues, charged to the Company were $46 for the year ended December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Eagle Endeavors, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American Eagle Endeavors, Inc. and its subsidiaries at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Bloomfield Hills, Michigan
April 8, 1998

                         AMERICAN EAGLE ENDEAVORS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................     $  139         $   17
  Accounts receivable, net of reserve of $29 and $42 in 1996
     and 1997, respectively.................................        843            828
  Prepaid income taxes......................................         --            111
  Prepaid and other current assets..........................         41             10
                                                                 ------         ------
          Total current assets..............................      1,023            966
Notes receivable from officers..............................        181             17
Other assets, net...........................................         14             16
Property and equipment, net.................................        355            200
                                                                 ------         ------
                                                                 $1,573         $1,199
                                                                 ======         ======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank line of credit.......................................     $   --         $  350
  Accounts payable..........................................        288            468
  Accrued expenses..........................................        110             49
  Current maturities of long-term debt......................        143             53
  Current maturities of subordinated debt to stockholders...         47            220
  Accrued income taxes......................................        240             --
                                                                 ------         ------
          Total current liabilities.........................        828          1,140
Subordinated debt to stockholders...........................        268            173
Long-term debt, less current maturities.....................         90             36
Deferred income taxes.......................................        116             80
                                                                 ------         ------
     Total liabilities......................................      1,302          1,429
Minority interest in subsidiary.............................         29             --
Commitments and contingencies (note 12)
Stockholders' equity (deficit):
  Common stock; $0.01 par value; 10,000,000 shares
     authorized; 10,500 shares issued and outstanding.......          1              1
  Additional paid-in capital................................        156              5
  Retained earnings (accumulated deficit)...................         85           (236)
                                                                 ------         ------
     Total stockholders' equity (deficit)...................        242           (230)
                                                                 ------         ------
                                                                 $1,573         $1,199
                                                                 ======         ======

          See accompanying notes to consolidated financial statements

                         AMERICAN EAGLE ENDEAVORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $8,573   $8,536   $6,889
Cost of sales...............................................   5,420    5,293    4,573
                                                              ------   ------   ------
          Gross margin......................................   3,153    3,243    2,316
Operating expenses
  Sales and marketing.......................................   1,528    1,535    1,371
  General and administrative expenses.......................     890      940    1,283
  Depreciation and amortization.............................     165      174      173
                                                              ------   ------   ------
Operating income (loss).....................................     570      594     (511)
                                                              ------   ------   ------
Other (income) expense
  Interest expense..........................................     103       62       71
  Minority interest in subsidiary net income................     (12)      13       --
  Other, net................................................      (4)      20      (47)
                                                              ------   ------   ------
Income (loss) before benefit (provision) for income taxes...     483      499     (535)
Benefit (provision) for income taxes........................    (190)    (200)     214
                                                              ------   ------   ------
Net income (loss)...........................................  $  293   $  299   $ (321)
                                                              ======   ======   ======

          See accompanying notes to consolidated financial statements.

                         AMERICAN EAGLE ENDEAVORS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                                    RETAINED
                                                    COMMON STOCK     ADDITIONAL     EARNINGS
                                                   ---------------    PAID-IN     (ACCUMULATED
                                                   SHARES   AMOUNT    CAPITAL       DEFICIT)     TOTAL
                                                   ------   ------   ----------   ------------   -----
Balance at December 31, 1994.....................  10,500     $1       $ 156         $(507)      $(350)
Net income.......................................                                      293         293
                                                   ------     --       -----         -----       -----
Balance at December 31, 1995.....................  10,500      1         156          (214)        (57)
Net income.......................................                                      299         299
                                                   ------     --       -----         -----       -----
Balance at December 31, 1996.....................  10,500      1         156            85         242
Purchase and retirement of minority interest in
  subsidiary.....................................                       (151)                     (151)
Net loss.........................................                                     (321)       (321)
                                                   ------     --       -----         -----       -----
Balance at December 31, 1997.....................  10,500     $1       $   5         $(236)      $(230)
                                                   ======     ==       =====         =====       =====

          See accompanying notes to consolidated financial statements

                         AMERICAN EAGLE ENDEAVORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $ 293    $ 299    $(321)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities
  Depreciation and amortization.............................    165      174      173
  Minority interest.........................................    (12)      13      (29)
  Deferred taxes............................................    165      (49)     (36)
  Changes in assets and liabilities:
     Accounts receivable....................................    (94)      60       15
     Prepaid and other assets...............................      4      (10)     (82)
     Accounts payable.......................................     22      (94)     180
     Accrued expenses.......................................   (236)      22      (61)
     Income taxes payable...................................     22      237     (240)
                                                              -----    -----    -----
          Net cash provided by (used for) operating
            activities......................................    329      652     (401)
                                                              -----    -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase and retirement of minority stock...................                     (151)
(Increase) decrease in officer notes receivable.............            (181)     164
Purchases of property and equipment, net....................    (44)     (81)     (18)
                                                              -----    -----    -----
          Net cash used for investing activities............    (44)    (262)      (5)
                                                              -----    -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) for line of credit..................   (364)     (50)     350
Payments on long-term debt, net.............................     95     (262)     (66)
                                                              -----    -----    -----
          Net cash provided by (used for) financing
            activities......................................   (269)    (312)     284
                                                              -----    -----    -----
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.............     16       78     (122)
Cash and equivalents at beginning of the period.............     45       61      139
                                                              -----    -----    -----
Cash and equivalents at end of the period...................  $  61    $ 139    $  17
                                                              =====    =====    =====
Schedule of noncash investing and financing activities:
Property and equipment acquired under capital lease
  agreements................................................  $  --    $  56    $  --
                                                              =====    =====    =====
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Income taxes...........................................  $   4    $  10    $ 173
                                                              =====    =====    =====
     Interest...............................................  $ 108    $  65    $  72
                                                              =====    =====    =====

          See accompanying notes to consolidated financial statements

                         AMERICAN EAGLE ENDEAVORS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     American Eagle Endeavors, Inc. and Subsidiaries (the "Company") is a courier service and facilities traffic management firm. Primary offices are located in Minneapolis, Minnesota and Phoenix, Arizona. The Company offers traditional business courier services, such as on-call, same day, and dock service, specialized transportation services tailored to individual customer needs, and warehouse distribution services.

     On February 11, 1998, the Company and its stockholder, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged its common stock for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the Common Stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of American Eagle Endeavors, Inc. and its majority-owned subsidiaries: American Eagle Express, Inc. and American Eagle Express-Phoenix, Inc., and National Management Traffic Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The estimated lives used for computing depreciation and amortization are as follows:

                                                              YEARS
                                                              -----
Transportation equipment....................................   5-7
Equipment...................................................   5-7
Office furniture and fixtures...............................   5-7
Leasehold improvements......................................   4-5

INCOME TAXES

     Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards and deferred tax liabilities are

                         AMERICAN EAGLE ENDEAVORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognized for taxable temporary differences. Temporary differences are the differences between the report amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. As described further in Note 12, a significant portion of gross receivables are due from the franchisor. The Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                      CHARGED TO
                                                         BALANCE AT   COSTS AND                  BALANCE
                                                         BEGINNING     EXPENSES                  AT END
                                                         OF PERIOD    WRITE-OFFS   WRITE-OFFS   OF PERIOD
                                                         ----------   ----------   ----------   ---------
Year ended December 31, 1995...........................     $ 25         $38          $(34)        $29
Year ended December 31, 1996...........................     $ 29         $40          $(26)        $43
Year ended December 31, 1997...........................     $ 43         $23          $(24)        $42

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Equipment...................................................     $  481         $  491
Furniture and fixture.......................................        332            335
Vehicles....................................................        128            128
Leasehold improvements......................................        101            101
                                                                 ------         ------
                                                                  1,029          1,055
Accumulated depreciation and amortization...................        674           (855)
                                                                 ------         ------
                                                                 $  355         $  200
                                                                 ======         ======

     Property and equipment above includes leased equipment with a cost of $144 and $145 and accumulated depreciation of $63 and $92 at December 31, 1996 and 1997, respectively. Depreciation expense for the periods ended December 31, 1995, 1996 and 1997 was $162, $174 and $173, respectively.

                         AMERICAN EAGLE ENDEAVORS, INC.

                             (DOLLARS IN THOUSANDS)

5.  ACCRUED EXPENSES

     Accrued expenses comprised the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Payroll and payroll taxes...................................      $ 41           $16
Accrued vacation............................................        24            21
Other.......................................................        45            12
                                                                  ----           ---
Total accrued liabilities...................................      $110           $49
                                                                  ====           ===

6.  NOTE PAYABLE TO BANK

     The Company has a financing agreement with a bank consisting of a $350 line of credit and a term loan (see Note 7). Outstanding borrowings bear interest at the bank's prime lending rate plus 1.5 percent (10.0 percent at December 31, 1997), are subject to borrowing base availability, are secured by substantially all of the Company's assets, and are guaranteed by the Company's stockholders. Outstanding borrowings against the line of credit were $350 and $0 at December 31, 1997, and 1996 respectively.

     The financing agreement contains provisions requiring compliance with several financial covenants. At December 31, 1996 and 1997, the Company was in violation of certain covenants. A waiver of these covenant violations was received through December 31, 1997.

     As described in Note 1, the Company and its shareholders have completed a transaction with Dispatch Management Services Corp. ("DMS"), pursuant to which the Company will merge with DMS. Under the agreement DMS will assume the obligations of American Eagle Endeavors, Inc.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              -----   ----
Term note payable to bank, secured by substantially all
  Company assets, due in monthly installments of $10, plus
  interest at the bank's prime lending rate plus 1.5%, to
  April 1998................................................  $ 160   $ 40
9.75% capital lease obligation, due in installments of $.8,
  including interest to January 2002, secured by
  equipment.................................................     46     40
10% equipment financing note, due in installments of $.7,
  including interest to January 1999, secured by
  equipment.................................................     17      9
Other equipment financing notes, due in 1999................     10     --
                                                              -----   ----
                                                                233     89
Less current maturities.....................................   (143)   (53)
                                                              -----   ----
                                                              $  90   $ 36
                                                              =====   ====

                         AMERICAN EAGLE ENDEAVORS, INC.

                             (DOLLARS IN THOUSANDS)

7.  LONG-TERM DEBT (CONTINUED)
     Approximate aggregate maturities of long-term debt as of December 31, 1997, are as follows:

1998........................................................  $54
1999........................................................    8
2000........................................................    8
2001........................................................    8
Thereafter..................................................   11
                                                              ---
                                                              $89
                                                              ===

8.  SUBORDINATED DEBT TO STOCKHOLDERS

     Subordinated debt consists of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996   1997
                                                              ----   -----
6% stockholder note payable, due in monthly installments of
  $6, including interest to August 2001, unsecured..........  $269   $ 245
14% stockholder notes payable, due on or before September
  1999, unsecured...........................................    46     148
                                                              ----   -----
Stockholder note payable, no due date.......................   315     393
Less current maturities.....................................   (47)   (220)
                                                              ----   -----
                                                              $268   $ 173
                                                              ====   =====

     These notes payable are subordinated to borrowings under its bank financing agreement which allows monthly payments of $6.

9.  MINIMUM LEASE PAYMENTS

     The Company leases certain office space, computerized satellite vehicle tracking systems, vehicles, and office equipment under leases expiring on various dates through 2003. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

                                                          CAPITAL   OPERATING   NONCANCELLABLE
FISCAL YEAR                                               LEASES     LEASES       SUBLEASES
-----------                                               -------   ---------   --------------
1998....................................................    $14      $  476          $(50)
1999....................................................      8         446           (11)
2000....................................................      8         265
2001....................................................      8          83
2002....................................................     11          87
Thereafter..............................................                 92
                                                            ---      ------          ----
Net leases..............................................    $49      $1,449          $(61)
                                                            ===      ======          ====

     Rental expense charged to operations was approximately $208, $211 and $295, and rental income was approximately $22, $24 and $88 for the years ended December 31, 1995, 1996, and 1997, respectively.

                         AMERICAN EAGLE ENDEAVORS, INC.

                             (DOLLARS IN THOUSANDS)

10.  INCOME TAXES

     The provision for income taxes comprises:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1995   1996   1997
                                                              ----   ----   -----
Current tax expense (benefit)
  Federal...................................................  $  6   $212   $(151)
  State and local...........................................     2     37     (27)
                                                              ----   ----   -----
                                                                 8    249    (178)
Utilization of net operating loss carryforward..............   147
Deferred tax expense (benefit)..............................    35    (49)    (36)
                                                              ----   ----   -----
Provision (benefit) for income taxes........................  $190   $200   $(214)
                                                              ====   ====   =====

     The provision for income taxes differs from income taxes computed by applying the U.S. statutory federal income tax rate as a result of the following:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                               ---------------------
                                                               1995    1996    1997
                                                               -----   -----   -----
Tax provision (benefits) computed at federal statutory rate
  (35%).....................................................   $ 169   $ 175   $(187)
State taxes (net of federal benefit)........................      50      25     (27)
Other.......................................................     (29)
                                                               -----   -----   -----
Provision (benefit) for income taxes........................   $ 190   $ 200   $(214)
                                                               =====   =====   =====
Effective rate..............................................      39%     40%     40%
                                                               =====   =====   =====

     Temporary differences giving rise to the Company's deferred tax assets and liabilities comprised the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1995    1996    1997
                                                              -----   -----   -----
Deferred tax assets
  Allowance for doubtful accounts...........................  $  12   $  43   $  17
  Accrued liabilities.......................................     22      18       7
  Other.....................................................     11      --      --
                                                              -----   -----   -----
                                                                 45      61      24
Deferred tax liabilities
  Accrual to cash basis adjustment..........................   (210)   (154)   (103)
  Other.....................................................            (23)     (1)
                                                              -----   -----   -----
     Net deferred tax liability.............................  $(165)  $(116)  $ (80)
                                                              =====   =====   =====

11.  RELATED PARTY TRANSACTIONS

     During 1996, note agreements were executed with two of the Company's officers. The notes receivable bear interest at 5.5% and 6.25% annually, and are payable in balloon payments in 1999. $17 of the notes remained outstanding as of December 31, 1997.

     In September 1977, a subsidiary of the Company redeemed all of the shares constituting a 20% minority interest in the subsidiary. Upon completion of this redemption, the Company owns 100% of all subsidiaries. As

                         AMERICAN EAGLE ENDEAVORS, INC.

                             (DOLLARS IN THOUSANDS)

11.  RELATED PARTY TRANSACTIONS(CONTINUED)
the minority interest was held by a related party, the assets and liabilities of the subsidiary are presented at their historical cost basis.

12.  COMMITMENTS AND CONTINGENCIES

FRANCHISE AGREEMENT

     During 1996, the Company entered into five-year franchise agreements with a national same-day service courier franchisor for both the Phoenix and Minneapolis locations. The initial franchise fee was $20 for each location and continuing fees were 10 percent of applicable gross receipts, as defined by the agreement. In 1997 the franchise fees were reduced to 7.25 from 8.25 percent. The stockholders of the Company were also minority stockholders in the franchisor. In addition, at December 31, 1996, the Company and one of its stockholders have guaranteed franchisor debt obligations and license payments totaling approximately $1,806, payable through September 2007.

     The franchiser is responsible for billing and collecting amounts from customers approved by the Company and then submitting the receipts, less the franchise fees, to the Company. Franchise fees paid to the franchisor totaled approximately $38 and $474 for the year ended December 31, 1996 and 1997, respectively. At December 31, 1997, the remaining gross receivable from the franchises relating to customer accounts was approximately $109.

     On September 16, 1997 the Company obtained a complete release from the franchise agreement and all related commitments and contingencies other than those related to the guaranteed debt obligations discussed above. In exchange for this release the Company's principal shareholders have forfeited their personal investments in the franchise. Based on the financial position of the franchise, the Principal Shareholders believe that the Forfeited Shares in the Franchisor have no value.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Washington Express Services, Inc.

     In our opinion, the accompanying balance sheets, and the related statements of operations, of stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Washington Express Services, Inc. at September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Bloomfield Hills, Michigan
November 7, 1997, except for
Note 15, as to which the date
is February 11, 1998

                       WASHINGTON EXPRESS SERVICES, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
                                   ASSETS
Current assets
  Cash......................................................  $    7   $   85
  Accounts receivable, net..................................     681      800
  Loan receivable -- stockholder............................      90
  Prepaid and other current assets..........................      57      159
                                                              ------   ------
          Total current assets..............................     835    1,044
Property and equipment, net.................................     242      458
Deposits....................................................      62       36
                                                              ------   ------
          Total assets......................................  $1,139   $1,538
                                                              ======   ======
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit............................................  $  403   $  600
  Accounts payable and accrued expenses.....................     176      241
  Deferred income tax liability.............................     236      248
  Obligations under capital leases..........................      33       58
  Notes payable.............................................      77       84
                                                              ------   ------
          Total current liabilities.........................     925    1,231
Long-term liabilities
  Obligations under capital leases..........................      73       83
  Notes payable.............................................               98
  Notes payable--stockholders...............................     116      143
                                                              ------   ------
          Total liabilities.................................   1,114    1,555
                                                              ------   ------
Commitments Stockholders' Equity
  Common stock $.01 par value (100,000 shares authorized;
     9,332 and 5,926 issued and outstanding) and additional
     paid-in capital........................................     377      249
  Advance to stockholder (Note 14)..........................    (135)
  Accumulated deficit.......................................    (217)    (266)
                                                              ------   ------
          Total stockholders' equity (deficiency)...........      25      (17)
                                                              ------   ------
          Total liabilities and stockholders' equity........  $1,139   $1,538
                                                              ======   ======

                See accompanying notes to financial statements.

                       WASHINGTON EXPRESS SERVICES, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $6,056   $5,800   $5,756
Cost of sales...............................................   3,239    3,141    2,935
                                                              ------   ------   ------
  Gross margin..............................................   2,817    2,659    2,821
Selling, General and Administrative Expenses
  Operating expenses........................................   1,666    1,555    1,677
  Sales and marketing.......................................     459      483      447
  General and administrative expenses.......................     435      390      578
  Depreciation and amortization.............................      67       91      120
                                                              ------   ------   ------
Operating income (loss).....................................     190      140       (1)
Other (income) expense
  Interest expense..........................................      91       70       95
  Other, net................................................       4      (18)    (109)
                                                              ------   ------   ------
Income before provision for income taxes....................      95       88       13
Provision for income taxes..................................      40       38       12
                                                              ------   ------   ------
Net income..................................................  $   55   $   50   $    1
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                       WASHINGTON EXPRESS SERVICES, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                                             RETAINED
                                                                             EARNINGS         TOTAL
                                                    COMMON   ADVANCE TO    (ACCUMULATED   STOCKHOLDERS'
                                                    STOCK    STOCKHOLDER     DEFICIT)        EQUITY
                                                    ------   -----------   ------------   -------------
Balance at September 30, 1994.....................  $ 377       $  --         $(322)          $  55
Advances to stockholder...........................               (135)                         (135)
Net income........................................                               55              55
                                                    -----       -----         -----           -----
Balance at September 30, 1995.....................    377        (135)         (267)            (25)
Net income........................................                               50              50
                                                    -----       -----         -----           -----
Balance at September 30, 1996.....................    377        (135)         (217)             25
Repurchase and retirement of 3,906 shares of
  common stock....................................   (158)        135           (50)            (73)
Issuance of 500 shares of common stock............     30                                        30
Net income........................................                                1               1
                                                    -----       -----         -----           -----
Balance at September 30, 1997.....................  $ 249       $  --         $(266)          $ (17)
                                                    =====       =====         =====           =====

                See accompanying notes to financial statements.

                       WASHINGTON EXPRESS SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
OPERATING ACTIVITIES
Net income..................................................  $  55     $  50     $   1
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
  Depreciation and amortization.............................     66        91       120
  Loss on disposal of assets................................      5         1
  Deferred income taxes.....................................    (20)       29        12
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (1)        4      (119)
  Deposits..................................................      2       (45)       26
  Prepaid expenses..........................................     19        (4)     (102)
  Accounts payable and accrued expenses.....................    156       (90)       65
  Accrued interest payable -- shareholders..................      8         8         9
                                                              -----     -----     -----
Net cash provided by operating activities...................    290        44        12
                                                              -----     -----     -----
INVESTING ACTIVITIES
Net cash used in investing activities -- purchase of
  property and equipment....................................    (21)     (111)     (265)
                                                              -----     -----     -----
FINANCING ACTIVITIES
Increase (reduction) in line of credit......................   (155)      118       197
Repayments from (advances to) stockholder...................    (41)                (55)
Proceeds from issuance of common stock......................                         30
Decrease (increase) in loan receivable -- stockholder.......              (90)       90
Principal payments on notes payable -- stockholders.........     (4)      (11)
Proceeds from notes payable.................................               77       105
Principal payments on capital lease obligations.............    (50)      (39)      (36)
                                                              -----     -----     -----
Net cash provided by (used in) financing activities.........   (250)       55       331
                                                              -----     -----     -----
Net increase (decrease) in cash.............................     19       (12)       78
Cash at beginning of period.................................     --        19         7
                                                              -----     -----     -----
Cash at end of period.......................................  $  19     $   7     $  85
                                                              =====     =====     =====
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  83     $  62     $  86
                                                              -----     -----     -----
     Income taxes...........................................  $  14     $  51     $   2
                                                              -----     -----     -----
  Capital lease obligations incurred for purchase of
     property and equipment.................................  $  73     $  66     $  71
                                                              =====     =====     =====

See Note 14 for additional disclosure of non-cash transactions.

                See accompanying notes to financial statements.

                       WASHINGTON EXPRESS SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Washington Express Services, Inc. (the "Company") provides same-day, on-demand delivery services in the Washington, DC metropolitan area.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is primarily provided for using the modified accelerated cost recovery system over the estimated useful lives of the related assets (5 to 31.5 years).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable, notes receivable/payable, accrued expenses and amounts payable under line of credit agreements approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

INCOME TAXES

     The Company is a C-Corporation for federal and state income tax purposes. The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (FAS 109).

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                         BALANCE AT   CHARGED TO                 BALANCE
                                                         BEGINNING    COSTS AND                  AT END
                                                         OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                         ----------   ----------   ----------   ---------
Year ended September 30, 1995..........................     $10          $25          $(34)        $ 1
Year ended September 30, 1996..........................       1            6            (1)          6
Year ended September 30, 1997..........................       6           14           (10)         10

                       WASHINGTON EXPRESS SERVICES, INC.

4.  PREPAID AND OTHER CURRENT ASSETS

     Prepaid and other current assets comprised the following:

                                                               SEPTEMBER
                                                                  30,
                                                              -----------
                                                              1996   1997
                                                              ----   ----
Prepaid insurance...........................................  $17    $  8
Prepaid income taxes........................................   19      13
Management fee receivable...................................   --      61
Due from DMS................................................   --      59
Other.......................................................   21      18
                                                              ---    ----
          Total prepaid and other current assets............  $57    $159
                                                              ===    ====

5.  PROPERTY AND EQUIPMENT

     Property and equipment comprised the following:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              ----   ------
Computer equipment..........................................  $381   $  447
Office equipment............................................   222      461
Furniture and fixtures......................................    38       46
Leasehold improvements......................................    --       23
Other.......................................................    30       30
                                                              ----   ------
                                                               671    1,007
Accumulated depreciation and amortization...................   429      549
                                                              ----   ------
                                                              $242   $  458
                                                              ====   ======

     Included in property and equipment at September 30, 1996 and 1997 are assets acquired under capital leases in the gross amount of $226 and $297 and accumulated depreciation of $123 and $166, respectively. Related depreciation expense aggregated $31, $46 and $43 for the years ended September 30, 1995, 1996 and 1997, respectively.

6.  LINE OF CREDIT

     The Company maintains a $600 revolving line of credit with a financial institution that expires on February 28, 1998. Pursuant to the terms of the agreement, interest is payable monthly at the rate of prime plus 1.25% (9.75% at September 30, 1997). The line of credit is secured by the Company's accounts receivable and equipment, and is personally guaranteed by the Company's shareholders. The Company was in violation of certain financial covenants of the loan agreement pertaining to tangible net worth and leverage ratios for the years ended September 30, 1996 and 1997. However, the Company has obtained a waiver from the financial institution.

                       WASHINGTON EXPRESS SERVICES, INC.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses comprised the following:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Accounts payable, trade.....................................  $ 60    $ 74
Accrued payroll.............................................    65      71
Accrued courier commissions.................................    --      69
Income taxes payable........................................    26      --
Other.......................................................    25      27
                                                              ----    ----
          Total accounts payable and accrued expenses.......  $176    $241
                                                              ====    ====

8.  INCOME TAXES

     The provision for income taxes comprises:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
Current tax expense.........................................  $ 60   $ 9    $--
Deferred tax expense........................................   (20)   29     12
                                                              ----   ---    ---
Provision for income taxes..................................  $ 40   $38    $12
                                                              ====   ===    ===

     Deferred income tax assets and liabilities result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. Principally from the use of the accrual method of accounting for financial reporting purposes and the cash basis of reporting for tax purposes, the Company has recorded current net deferred income tax liabilities of $236 at September 30, 1996 and $248 at September 30, 1997, net of the tax effect of approximately $80 in net operating loss carryforwards available to offset federal taxable income through 2012.

     The temporary differences that gave to a net deferred tax liability are shown below, net of their tax effect:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Deferred tax liability -- deferred income resulting from
  cash versus accrual method of reporting for income tax
  purposes..................................................  $236    $280
Deferred tax asset -- net operating loss carryforward.......    --     (32)
                                                              ----    ----
Net deferred tax liability..................................  $236    $248
                                                              ====    ====

                       WASHINGTON EXPRESS SERVICES, INC.

8.  INCOME TAXES (CONTINUED)
     The provision for income taxes differs from income taxes computed by applying the U.S. statutory federal income tax rate as a result of the following:

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
Taxes computed at federal statutory rate (35%)..............   $ 33       $31       $ 5
State taxes (net of federal benefit)........................      8         2        --
Surcharge exemption.........................................    (12)       (8)       --
Non-deductible meals and entertainment......................      7        10         5
Non-deductible officers' life insurance.....................      3         3         2
Other.......................................................      1        --        --
                                                               ----       ---       ---
  Provision for income taxes................................   $ 40       $38       $12
                                                               ----       ---       ---
  Effective tax rate........................................     42%       43%       92%
                                                               ====       ===       ===

9.  EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution plan covering substantially all of its employees. The Plan is a qualified savings plan under the provisions of Section 401(k) of the Internal Revenue Code and allows eligible employees to defer up to 15% of their compensation subject to the maximum allowable limit. The Company matches one-third of the employee contribution up to the first 9%. Plan participants are immediately vested 100% in their contributions and vest at the rate of 20% per year in employer contributions with full vesting occurring after five years of service. Employer contributions aggregated $20, $22 and $16 for the years ended September 30, 1995, 1996 and 1997, respectively.

10.  CAPITAL LEASES

     The Company has entered into lease agreements for the use of equipment expiring at various times through July 2000 that are accounted for as capital leases. The future minimum lease payments under the capital lease agreements are as follows:

FOR THE YEAR ENDING SEPTEMBER 30,
---------------------------------
1998........................................................  $ 72
1999........................................................    65
2000........................................................    24
                                                              ----
Minimum lease payments......................................   161
Less: amount representing interest..........................    20
                                                              ----
Present value of minimum lease payment......................   141
Less: current portion of capital lease obligations..........    58
                                                              ----
Long-term portion of capital lease obligations..............  $ 83
                                                              ====

                       WASHINGTON EXPRESS SERVICES, INC.

11.  NOTES PAYABLE

     Notes Payable consists of the following at September 30, 1997:

(a)  Equipment loan at an interest rate of 9.75% payable in 24 equal monthly installments through September 1999. The
     Company was in violation of certain financial covenants of the loan agreement for the years ended September 30, 1996
     and 1997. However, the Company has obtained a waiver from
     the financial institution...................................  $117
(b)  Equipment loan at an interest rate of 12.50% payable in 36
     equal monthly installments through September, 1999..........    65
                                                                   ----
                                                                    182
     Less: current portion.......................................   (84)
                                                                   ----
                                                                   $ 98
                                                                   ====

12.  COMMITMENTS

     The Company has entered into agreements for the lease of certain office equipment and office space which expire at various times through November 2006. Future minimum rental payments required under leases that have noncancelable lease terms in excess of one year at September 30, 1997 are as follows:

FOR THE YEAR ENDING SEPTEMBER 30,
---------------------------------
1998........................................................  $ 60
1999........................................................    57
2000........................................................    48
2001........................................................    50
2002........................................................    48
Thereafter..................................................   201
                                                              ----
                                                              $464
                                                              ====

     Rental expense charged to operations was approximately $70, $60 and $74 for the years ended September 30, 1995, 1996 and 1997, respectively.

13.  STOCK OPTION AGREEMENT

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995 and sets forth standards for accounting for stock-based compensation. SFAS No. 123 allows the use of either a "fair value" based method of accounting or the "intrinsic value" based method determined in accordance with Accounting Principles Board ("APB") Opinion No. 25. The Company elected to account for stock-based compensation in accordance with the intrinsic value method of APB Opinion No. 25.

     In May 1991, the Company granted one of its employees the right to purchase up to 500 shares of the Company's common stock at an exercise price of $60 per share. The option initially expired on October 1, 1996, but was shortly thereafter extended to October 31, 1997 with no other revisions to the terms of the agreement. During the year ended September 30, 1997, the Company issued 500 shares of its common stock to the employee at a price of $60 per share. In accordance with APB No. 25, the Company has not recognized compensation expense related either to the original issuance of this option or to its extension based on management's estimate of the fair value of the common stock. No other stock options were granted, exercised, forfeited or expired during the years ended September 30, 1995, 1996 and 1997.

                       WASHINGTON EXPRESS SERVICES, INC.

14.  RELATED PARTY TRANSACTIONS

     The Company had entered into an agreement with a stockholder whereby the Company had the right to purchase 3,557 shares of the Company's common stock from the shareholder at an aggregate purchase price of $190. Such shares represented approximately 38% of the Company's outstanding common stock at September 30, 1996. As of September 30, 1996, the Company advanced to the shareholder amounts aggregating $135 related to the contemplated purchase of the 3,557 shares. Accordingly, such amounts advanced to the stockholder have been classified as a reduction of stockholders' equity on the accompanying September 30, 1996 balance sheet.

     The Company had entered into a second agreement with a stockholder whereby the Company had the right to purchase 349 shares of the Company's common stock from the shareholder at an aggregate purchase price of $18. Such shares represented approximately 4% of the Company's outstanding common stock at September 30, 1996.

     During the year ended September 30, 1997, the Company exercised its rights pursuant to the above agreements and purchased 3,906 shares of its common stock in exchange for $208. Such shares have been subsequently retired by the Company. In accordance with APB Opinion No. 6, the excess of purchase price over par value was allocated between additional paid-in capital and retained earnings in the amount of $158 and $50, respectively.

     At September 30, 1996, loan receivable-stockholder comprised of a short-term loan made to the Company's Chief Executive Officer (the "Executive") during the year ended September 30, 1996. During the year ended September 30, 1997, such loan was repaid to the Company by the Executive.

     Notes payable-stockholders at September 30, 1996 and 1997 aggregated $116 and $143, including accrued interest of $46 and $55, respectively, and represent unsecured loans made to the Company by two of its shareholders. The shareholder loans are subordinate to the Company's obligations under its line of credit agreement. Interest on the loans is accrued at the rate of 7% and 12% per annum. Related interest expense charged to operations amounted to $8 , $8 and $9 for the years ended September 30, 1995, 1996 and 1997, respectively.

     The Company rents office space in Fairfax, Virginia, from HPHC Associates, a partnership in which certain shareholders of the Company are partners. The rental of this space is provided for on a month-to-month basis with no lease commitment. For the years ending September 30, 1996 and 1997, related expenses charged to operations aggregated approximately $11 and 21.

15.  SUBSEQUENT EVENTS

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with DMS Corporation ("DMS"), exchanged all of the outstanding common stock of the Company for cash and stock concurrent with the consummation of the initial public offering of the common stock of DMS.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of A Courier, Inc. and Affiliates

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of A Courier, Inc. and affiliates as listed in Note 1 at December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its net assets to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Atlanta, Georgia
March 27, 1998

                         A COURIER, INC. AND AFFILIATES

                            COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
                                    ASSETS
Current assets
  Cash......................................................  $   16    $   88
  Accounts receivable, net..................................     845       947
  Prepaid insurance.........................................      49        18
  Other current assets......................................      18        18
  Due from affiliate........................................      --       110
                                                              ------    ------
          Total current assets..............................     928     1,181
Property and equipment, net.................................     247       209
Goodwill, net...............................................      65        60
Deposits....................................................      --         1
                                                              ------    ------
                                                              $1,240    $1,451
                                                              ======    ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  170    $  191
  Accrued expenses and other liabilities....................      72       241
  Note payable related parties..............................     152       100
  Current maturities long-term debt.........................      46       285
  Current maturities long-term debt related parties.........      18        20
                                                              ------    ------
          Total current liabilities.........................     458       837
Long-term debt, net of current maturities...................      38
Long-term debt related parties, net of current maturities...      13
                                                              ------    ------
          Total liabilities.................................     509       837
                                                              ------    ------
Commitments and contingencies
Stockholder's equity
  Common stock: A Courier, Inc. $1.00 par value 425 shares
     authorized; 500 shares issued and outstanding..........       1         1
  Common stock: Express Management, Inc. $1.00 par value
     100,000 shares authorized; 500 shares issued and
     outstanding............................................       1         1
  Additional paid-in capital................................       2        54
  Retained earnings.........................................     727       808
                                                              ------    ------
                                                                 731       864
  Less treasury stock, 75 shares, A Courier, Inc............      --       250
                                                                        ------
          Total stockholders' equity........................     731       614
                                                              ------    ------
                                                              $1,240    $1,451
                                                              ======    ======

            See accompanying notes to combined financial statements.

                         A COURIER, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Net sales...................................................  $6,020   $7,419
Cost of sales...............................................   3,447    4,359
                                                              ------   ------
Gross margin................................................   2,573    3,060
Operating expenses..........................................   1,093    1,422
Sales and marketing.........................................     530      709
General and administrative expenses.........................     430      671
Depreciation and amortization...............................      74       74
                                                              ------   ------
          Total expenses....................................   2,127    2,876
                                                              ------   ------
Operating income............................................     446      184
Other (income) expense
  Interest income...........................................      (1)      (2)
  Interest expense..........................................      14        5
  (Gain) loss on disposal of assets.........................      (6)      20
  Other, net................................................     (21)
                                                              ------   ------
Net income..................................................  $  460   $  161
                                                              ======   ======

Unaudited pro forma information
  Pro forma net income before provision for income taxes....  $  460   $  161
  Provision for income taxes................................     174       61
                                                              ------   ------
  Pro forma net income (see Note 1).........................  $  286   $  100
                                                              ======   ======

            See accompanying notes to combined financial statements.

                         A COURIER, INC. AND AFFILIATES

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            COMMON STOCK
                                  ---------------------------------
                                                        EXPRESS
                                                      MANAGEMENT,
                                  A COURIER, INC.        INC.         ADDITIONAL                             TOTAL
                                  ---------------   ---------------    PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                  SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS    STOCK        EQUITY
                                  ------   ------   ------   ------   ----------   --------   --------   -------------
Balance at December 31, 1995....   500       $1      500       $1        $--        $ 507      $  --         $ 509
Distribution to stockholders....    --       --       --       --         --         (240)        --          (240)
Contribution from
  stockholders..................    --       --       --       --          2           --         --             2
Net income......................    --       --       --       --         --          460         --           460
                                   ---       --      ---       --        ---        -----      -----         -----
Balance at December 31, 1996....   500        1      500        1          2          727         --           731
Distribution to stockholders....    --       --       --       --         --          (80)        --           (80)
Debt converted to equity
  (Note 7)......................    --       --       --       --         52           --         --            52
Purchase of 75 shares of stock
  (Note 9)......................   (75)      --       --       --         --           --       (250)         (250)
Net income......................    --       --       --       --         --          161         --           161
                                   ---       --      ---       --        ---        -----      -----         -----
Balance at December 31, 1997....   425       $1      500       $1        $54        $ 808      $(250)        $ 614
                                   ===       ==      ===       ==        ===        =====      =====         =====

                         A COURIER, INC. AND AFFILIATES

                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              1996       1997
                                                              -----      -----
Cash flows from operating activities
Net income..................................................  $ 460      $ 161
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................     74         78
  (Gain) loss on disposal of assets.........................     (6)        20
  Changes in assets and liabilities
     Accounts receivable....................................   (274)      (102)
     Prepaid insurance and other current assets.............    (13)        31
     Due from affiliate.....................................     --       (110)
     Deposits...............................................                (1)
     Accounts payable.......................................    142         21
     Accrued expenses and other current liabilities.........    (19)       169
                                                              -----      -----
          Net cash provided by operating activities.........    364        267
Cash flows from investing activities
  Proceeds from sale of property and equipment..............    117         30
  Purchases of property and equipment.......................   (341)       (85)
                                                              -----      -----
          Net cash used for investing activities............   (224)       (55)
                                                              -----      -----
Cash flows from financing activities
  Proceeds from short-term notes payable....................     30         --
  Proceeds from notes payable-related party.................    145         15
  Proceeds from long-term debt -- other.....................     --        300
  Repayment on long-term debt-related party.................    (57)       (26)
  Repayment on long-term debt -- other......................    (12)       (99)
  Contribution from stockholders............................      2         --
  Distribution to stockholders..............................   (240)       (80)
  Purchase of treasury stock................................     --       (250)
                                                              -----      -----
          Net cash used for financing activities............   (132)      (140)
                                                              -----      -----
Net increase in cash........................................      8         72
Cash at beginning of the period.............................      8         16
                                                              -----      -----
Cash at end of the period...................................  $  16      $  88
                                                              =====      =====
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................     14          5
                                                              =====      =====
Supplemental disclosure of non cash financing activity:
  As described in Note 7 to the financial statements, the
     note payable to related party of $52 was converted to
     equity during the year ended December 31, 1997

            See accompanying notes to combined financial statements.

                         A COURIER, INC. AND AFFILIATES

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A Courier, Inc., A Courier of the Carolinas LLC, A Courier of Tennessee LLC and Express Management, Inc. provide same day, on-demand delivery and scheduled courier services under the trade name of A Courier. These services are provided to the metropolitan and suburban areas surrounding Atlanta, Georgia, Nashville, Tennessee and Charlotte, North Carolina.

     The financial statements present the combined historical financial position, results of operations and cash flows of the above entities, including certain minority interests, as they were centrally managed for all periods presented and have been acquired by Dispatch Management Services Corp. (DMS), as discussed in Note 10. These companies are collectively referred to as A Courier, Inc. and affiliates or the Company throughout these financial statements. All significant intercompanying transactions have been eliminated. A Courier of Connecticut, Inc., a wholly owned subsidiary of A Courier, Inc., is not being acquired by DMS, and is excluded from the accompanying financial statements.

     On February 11, 1998, the Company and its shareholders completed a transaction with Dispatch Management Services Corp. ("DMS") whereby significantly all of the assets of the Company were exchanged for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     Revenues are recognized when services are provided to customers.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method and accelerated methods over the estimated useful lives of the related assets (5 to 7 years).

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable, notes payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                         A COURIER, INC. AND AFFILIATES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  MAJOR CUSTOMERS

     For the years ended December 31,1996 and 1997, the Company's largest customer accounted for approximately 16% and 13% of sales, respectively.

  INTANGIBLE ASSETS

     Intangible assets consist of goodwill and are amortized on a straight-line basis over fifteen years. Accumulated amortization amounted to $7 and $12 as of December 31, 1996 and 1997, respectively.

  INCOME TAXES

     The Company has elected to have its income taxed under Section 1362 of the Internal Revenue Code (the Subchapter S Corporation Election) and, accordingly, any liabilities for income taxes are the direct responsibility of the stockholders.

     There are differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Such differences are primarily due to the use of the cash basis of accounting for tax purposes. At December 31, 1997, the carrying amounts of the Company's net assets exceeds the tax bases by approximately $533.

     The unaudited pro forma income tax information included in the Combined Statements of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire period presented. The Company's "S Corporation" status terminated when it was acquired by DMS.

2.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in allowance for doubtful accounts are as follows:

                                                 BALANCE AT                              BALANCE
                                                 BEGINNING    CHARGED TO                 AT END
                                                 OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                 ----------   ----------   ----------   ---------
Year ended December 31, 1996...................     $43          $--          $--          $43
Year ended December 31, 1997...................     $43          $18          $13          $48

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Equipment...................................................     $ 238          $ 255
Furniture and fixtures......................................        19             22
Other.......................................................       107             99
                                                                 -----          -----
                                                                   364            376
Less accumulated depreciation...............................      (117)          (167)
                                                                 -----          -----
                                                                 $ 247          $ 209
                                                                 =====          =====

     Depreciation expense for the year ended December 31, 1996 and 1997 was approximately $69 and $74, respectively.

                         A COURIER, INC. AND AFFILIATES

4.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Payroll and payroll taxes...................................      $55            $ 51
Commissions.................................................       12              71
Severance reserve...........................................                       78
Other.......................................................        5              41
                                                                  ---            ----
Less accumulated depreciation...............................      $72            $241
                                                                  ===            ====

5.  EMPLOYEE BENEFITS

     The Company has a profit sharing plan for all employees who meet specified age and service requirements. Total profit sharing expense amounted to $4 for each of the years ended December 31, 1996 and 1997, respectively.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              ------------   -------------
Note payable due in monthly installments of $10, including
  interest at prime plus one-half percent per annum through
  October 2000. (The prime rate at December 31, 1997 was
  8.5%); secured by equipment at cost of $35................      $ --           $285
Note payable due in monthly installments of $1, including
  interest at prime plus one percent per annum through
  September 1998. (The prime rate at December 31, 1996 was
  8.25%); secured by equipment at a cost of $35 (note
  payable was liquidated in 1997)...........................      $ 22           $ --
Note payable due in monthly installments of $2, including
  interest at 9.25% per annum through March 1999; secured by equipment at a cost of $60 (note payable was liquidated in
  1997).....................................................      $ 47           $ --
Note payable to related party due in monthly installments of
  $1, including interest at 12% per annum through May 1998;
  secured by equipment and vehicle at a cost of $20.........      $ 12           $  4
Note payable to related party due in monthly installments of
  $.5, including interest at 12% per annum through September
  1998; secured by equipment and vehicle at a cost of $12...      $ 16           $  5
Note payable to related party due in monthly installments of
  $.2, including interest at 12% per annum through November
  1998; secured by equipment at a cost of $3................      $  3           $  2
Note payable to related party due in monthly installments of
  $.3, including interest at 12% per annum through January
  1999; secured by furniture and fixtures at a cost of $7...      $ --           $  4

                         A COURIER, INC. AND AFFILIATES

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              ------------   -------------
6.  LONG-TERM DEBT (CONTINUED)
Note payable to related party due in monthly installments of
  $1, including interest at 12% per annum through March
  1999; secured by furniture and fixtures at a cost of $6...      $ --           $  4
Note payable to related party due in monthly installments of
  $.07, including interest at 12% per annum through April
  1999; secured by furniture and fixtures at a cost of $2...      $ --           $  1
Note Payable due in annual installments of $15 plus interest
  at 6% per annum through October 1997......................        15             --
                                                                  ----           ----
Total.......................................................       115            305
Less current portion........................................       (64)           305
                                                                  ----           ----
                                                                  $ 51           $ --
                                                                  ====           ====

7.  RELATED PARTY

     Due from affiliate represents advances for unused services to an affiliated party of A Courier, Inc.

     Related party notes payable include notes payable to stockholders and a note payable to a related party. Notes payable to stockholders represents payables to the stockholders of A Courier, Inc., with an outstanding balance of $100 at December 31, 1996 and December 31, 1997. The notes bear interest at 9% due semi-annually, with the principal balance due on demand. The interest expense for the years ended December 31, 1996 and 1997 was $3 and $5, respectively.

     Note payable to related party represents note payable to a partner of A Courier of the Carolinas LLC, with an outstanding balance of $52 at December 31, 1996. This note was converted to equity during 1997.

8.  OPERATING LEASES

     The Company leases certain office and warehousing facilities under operating lease agreements expiring on various dates through 2004.

     Future minimum lease payments required under the noncancelable lease terms at December 31, 1997 are as follows:

                                                              DECEMBER 31,
                                                              ------------
1998........................................................     $  152
1999........................................................        143
2000........................................................        141
2001........................................................        141
2002........................................................        136
Thereafter..................................................        388
                                                                 ------
                                                                 $1,101
                                                                 ======

     Rental expense charged to operations was approximately $80 and $113 for the years ended December 31, 1996 and 1997, respectively.

                         A COURIER, INC. AND AFFILIATES

9.  COMMITMENT AND CONTINGENCIES

     In October, 1997, the IRS proposed an assessment of approximately $177 including penalties, as a result of reclassifying the Company's independent contractors as employees for the year ended December 31, 1995. The Company believes, based upon its interpretation of the rules, it engages independent contractors and has filed an appeal with the IRS, and that the ultimate resolution of the matter will not have a material impact on its financial position, results of operations or cash flows.

     In October, 1997 A Courier, Inc. agreed to acquire 100% of one of its shareholder's interest for $250,000. Incident to the purchase, the shareholder agreed not to compete with A Courier for a period of eighteen months. For consideration of the noncompete agreement, A Courier will pay $100,000 in eight monthly installments.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of MLQ Express, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of MLQ Express, Inc. at February 28, 1996, 1997 and December 31, 1997 the results of its operations and of its cash flows for each of the two years in the period ended February 28, 1997 and for the ten-month period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Atlanta, Georgia
March 28, 1998

                               MLQ EXPRESS, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              FEBRUARY 28,
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              ----   ------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................  $  1   $    1      $  125
  Accounts receivable, net..................................   504      763         681
  Prepaid and other current assets..........................    96      124          77
                                                              ----   ------      ------
          Total current assets..............................   601      888         883
Property and equipment, net.................................   138      133         157
Other assets................................................    95       86         107
                                                              ----   ------      ------
                                                              $834   $1,107      $1,147
                                                              ====   ======      ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Line of credit............................................  $115   $   --      $   --
  Current maturities long-term debt.........................    65       --          --
  Accounts payable..........................................    19       97          28
  Accrued expenses..........................................   122      179         206
  Note payable -- related parties...........................    --      394         300
  Current maturities long-term debt -- related parties......   110       --          --
  Deferred income taxes.....................................    86      118         225
                                                              ----   ------      ------
          Total current liabilities.........................   517      788         759
Long-term debt, net of current maturities...................    48       --          --
Long-term debt -- related parties, net of current
  maturities................................................    30       --          --
                                                              ----   ------      ------
          Total liabilities.................................   595      788         759
                                                              ----   ------      ------
Commitments and contingent liabilities
Stockholder's Equity........................................
  Common stock, $1.00 par value; 10,000 shares authorized;
     150 shares issued and outstanding......................    --       --          --
  Additional paid-in capital................................    18       18          18
  Retained earnings.........................................   221      301         370
                                                              ----   ------      ------
          Total stockholder's equity........................   239      319         388
                                                              ----   ------      ------
                                                              $834   $1,107      $1,147
                                                              ====   ======      ======

   The accompanying notes are an integral part of these financial statements.

                               MLQ EXPRESS, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                FOR THE TEN
                                                                YEAR ENDED         MONTHS
                                                               FEBRUARY 28,        ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Net sales...................................................  $4,053   $5,310      $5,121
Cost of sales...............................................   2,430    3,296       3,053
                                                              ------   ------      ------
  Gross margin..............................................   1,623    2,014       2,068
Operating expenses..........................................     511      579         690
Sales and marketing.........................................     188      233         202
General and administrative expenses.........................     853      991         833
Depreciation and amortization...............................      91       94          59
                                                              ------   ------      ------
  Total expenses............................................   1,643    1,897       1,784
                                                              ------   ------      ------
  Operating income (loss)...................................     (20)     117         284
Other (income) expense
  Interest expense..........................................      30       43          22
  Other, net................................................     (62)     (38)        (21)
                                                              ------   ------      ------
Income before provision for income taxes....................      12      112         283
Provision for income taxes..................................      13       32         214
                                                              ------   ------      ------
Net income (loss)...........................................  $   (1)  $   80      $   69
                                                              ======   ======      ======

   The accompanying notes are an integral part of these financial statements.

                               MLQ EXPRESS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 1996 AND 1997
              AND FOR THE TEN MONTH PERIOD ENDED DECEMBER 31, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    COMMON STOCK     ADDITIONAL                  TOTAL
                                                   ---------------    PAID-IN     RETAINED   STOCKHOLDERS'
                                                   SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                   ------   ------   ----------   --------   -------------
Balance at February 28, 1995.....................   150      $--        $18         $222         $240
Net loss.........................................    --       --         --           (1)          (1)
                                                    ---      ---        ---         ----         ----
Balance at February 28, 1996.....................   150       --         18          221          239
Net income.......................................    --       --         --           80           80
                                                    ---      ---        ---         ----         ----
Balance at February 28, 1997.....................   150       --         18          301          319
Net income.......................................    --       --         --           69           69
                                                    ---      ---        ---         ----         ----
Balance at December 31, 1997.....................   150      $--        $18         $370         $388
                                                    ===      ===        ===         ====         ====

   The accompanying notes are an integral part of these financial statements.

                               MLQ EXPRESS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FOR THE TEN
                                                                 FOR THE YEARS         MONTHS
                                                              ENDED FEBRUARY 28,       ENDED
                                                              -------------------   DECEMBER 31,
                                                               1996       1997          1997
                                                              -------   ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $  (1)    $    80        $ 69
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................      91          94          59
  Changes in assets and liabilities
     Accounts receivable....................................     (17)       (259)         82
     Prepaid and other current assets.......................     (54)        (28)         47
     Other assets...........................................     (22)        (19)        (21)
     Accounts payable.......................................     (22)         78         (69)
     Accrued expenses.......................................     (26)         57          27
     Deferred income taxes..................................      13          32         107
                                                               -----     -------        ----
          Net cash provided (used) by operating
            activities......................................     (38)         35         301
                                                               -----     -------        ----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................     (48)        (61)        (83)
                                                               -----     -------        ----
       Net cash used for investing activities...............     (48)        (61)        (83)
                                                               -----     -------        ----
CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in line of credit.......................      30        (115)         --
Borrowings on notes payable.................................     155       1,451          30
Payments on notes payable...................................    (120)     (1,310)       (124)
                                                               -----     -------        ----
       Net cash provided (used) by financing activities.....      65          26         (94)
                                                               -----     -------        ----
Net (decrease) increase in cash and equivalents.............     (21)         --         124
Cash and cash equivalents at beginning of the period........      22           1           1
                                                               -----     -------        ----
Cash and cash equivalents at end of the period..............   $   1     $     1        $125
                                                               =====     =======        ====

Supplemental disclosure of cash flow information
  Cash paid during the year for:
     Interest...............................................   $  32     $    45        $ 22
                                                               =====     =======        ====
     Income taxes...........................................      44          --          20
                                                               =====     =======        ====

   The accompanying notes are an integral part of these financial statements.

                               MLQ EXPRESS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FEBRUARY 28, 1996, 1997 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ORGANIZATION

     The Company, previously Morgan, Lee, Quail and Associates, Inc., was incorporated October 25, 1982. MLQ Express, Inc. ("MLQ" or the "Company"), a Georgia Corporation, was re-named on June 6, 1986. The Company is organized into two divisions. The courier division provides same-day, on-demand delivery and logistics services in the greater Atlanta metropolitan area. The attorney services division provides court house research and process services to law firms, financial institutions, and environmental firms throughout the nation.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when services are provided to customers.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method and accelerated methods over the estimated useful lives of the related assets (5 to 39 years).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                               MLQ EXPRESS, INC.

                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

     Intangible assets represent the purchase price of an acquired customer list. Intangible assets are amortized on a straight-line basis over 60 months. The customer list was acquired January 31, 1992 for $155. Accumulated amortization amounted to $128 and $155 as of February 28, 1996 and 1997, respectively.

INCOME TAXES

     The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

2.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in allowance for doubtful accounts are as follows:

                                                     BALANCE AT    CHARGED                    BALANCE
                                                     BEGINNING        TO                      AT END
                                                     OF PERIOD     EXPENSES    WRITE-OFFS    OF PERIOD
                                                     ----------    --------    ----------    ---------
Year ended February 28, 1996.......................     $ 8           $2          $(2)          $ 8
Year ended February 28, 1997.......................     $ 8           $7          $(4)          $11
Ten month period ended December 31, 1997...........     $11           $7          $--           $18

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         FEBRUARY 28,
                                                        --------------    DECEMBER 31,
                                                        1996     1997         1997
                                                        -----    -----    ------------
Equipment.............................................  $ 222    $ 247        $319
Furniture and fixtures................................    134      146         156
Other.................................................     53       51          52
                                                        -----    -----        ----
                                                          409      444         527
Less accumulated depreciation.........................   (271)    (311)       (370)
                                                        -----    -----        ----
                                                        $ 138    $ 133        $157
                                                        =====    =====        ====

     Depreciation expense for the years ended February 28, 1996, 1997 and for the ten month period ended December 31, 1997 was approximately $60, $66 and $59, respectively.

4.  LINE OF CREDIT

     The Company had a line of credit with a commercial bank with an available limit of $150 which was due on demand, with interest at prime and was guaranteed by the sole stockholder. As of February 28, 1996, $115 was outstanding. There were no borrowings outstanding as of February 28, 1997. The line of credit expired during May 1997 and was not renewed.

                               MLQ EXPRESS, INC.

                             (DOLLARS IN THOUSANDS)

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            FEBRUARY 28,
                                                            ------------   DECEMBER 31,
                                                            1996    1997       1997
                                                            ----    ----   ------------
Payroll and payroll taxes.................................  $ 33    $ 56       $ 47
Commissions...............................................    28      64         21
Profit sharing contribution...............................    52      52         44
Current income taxes......................................                       87
Other.....................................................     9       7          7
                                                            ----    ----       ----
                                                            $122    $179       $206
                                                            ====    ====       ====

6.  EMPLOYEE BENEFITS

     The Company has a profit sharing plan for all employees who meet specified age and service requirements. Total profit sharing expense amounted to $52, $53 and $42 for the years ended February 28, 1996, 1994 and the ten month period ended December 31, 1997, respectively.

7.  INCOME TAXES

     A net operating loss of $125 was generated in 1995. The net operating loss was used to offset against taxable income in 1996 and 1997, resulting in no current income tax expense for those periods.

     The provision for income taxes consist of:

                                                         YEAR ENDED
                                                        FEBRUARY 28,   TEN MONTHS ENDED
                                                        ------------     DECEMBER 31,
                                                        1996    1997         1997
                                                        ----    ----   ----------------
Current tax expense (benefit)
  Federal.............................................  $ --    $ --         $ 97
  State and local.....................................    --      --           10
                                                        ----    ----         ----
                                                          --      --          107
Deferred tax expense (benefit)........................    13      32          107
                                                        ----    ----         ----
Provision for income taxes............................  $ 13    $ 32         $214
                                                        ====    ====         ====

     Deferred taxes result from temporary differences in recognition of certain items for federal income tax and financial reporting purposes. Deferred tax liabilities are attributable to the difference created due to the Company's accrual method of financial reporting and cash basis method of income tax filing.

                               MLQ EXPRESS, INC.

                             (DOLLARS IN THOUSANDS)

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               FEBRUARY 28,
                                                              --------------    DECEMBER 31,
                                                              1996     1997         1997
                                                              -----    -----    ------------
Term note payable to related party due August 1998; with
  interest at prime due quarterly...........................  $  30    $  --       $  --
Term note payable to related party due August 1997; with
  interest at prime due maturity............................     60       --          --
Term note payable to related party due July 1996; with
  interest at prime due maturity............................     50       --          --
Installment note payable due in annual installments through
  December, 1998; with interest at prime due quarterly......    113       --          --
                                                              -----    -----       -----
                                                                253       --          --
Less current portion........................................   (175)      --          --
                                                              -----    -----       -----
                                                              $  78    $  --       $  --
                                                              =====    =====       =====

9.  RELATED PARTY

     The Company entered into a one year employment contract with its sole stockholder, expiring July 31, 1998, that provides for a base salary and benefits which approximates $200. The agreement includes non-compete covenants. Additionally, the Company pays the premiums on a life insurance policy for which the sole stockholder is the beneficiary. Life insurance premiums paid by the Company approximated $16, $11 and $19 for the years ended February 28, 1995, 1996 and 1997, respectively. The Company has prepaid lease payments for a period of two years for an automobile used by the sole stockholder. Lease expenses charged to operations approximates $7, $6 and $7 for the years ended February 28, 1995, 1996 and 1997, respectively.

     In 1996, the Company entered into a loan agreement (the "Agreement") with its sole stockholder. The Agreement provided the funds to reduce all of the Company's non-related party debt and for periodic borrowings for working capital purposes. The loan bears interest at prime less 1/2 percent due quarterly, with the principal balance due on demand. The outstanding balance at February 28, 1997 and December 31, 1997 amounted to $394 and $300, respectively.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

     The Company leases office space under an operating lease agreement and certain operating equipment on a month to month basis. The office space lease agreement includes a rental escalation clause which increases annual rental by 3.5% over the previous year's rent. Future minimum lease payments required under the noncancelable lease terms at December 31, 1997 are as follows:

DECEMBER 31,
------------
1998........................................................  $302
1999........................................................   242
2000........................................................   204
2001........................................................   174
2002........................................................     8
                                                              ----
                                                              $930
                                                              ====

                               MLQ EXPRESS, INC.

                             (DOLLARS IN THOUSANDS)

10.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
     Rental expense charged to operations was approximately $73, $99 and $88 for the years ended February 28, 1996 and 1997 and the ten month period ended December 31, 1997, respectively.

EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its sole shareholder which expires on July 31, 1998. The agreements provide for salary and payment of other benefits. The aggregate commitment for future salaries at December 31, 1997 excluding other benefits was $116, (see note 9).

11.  CONCENTRATIONS OF CREDIT RISK

     The Company markets and sells its products to a broad base of clients. Two of the Company's clients accounted for approximately 16% and 15% of net sales for the ten month period ended December 31, 1997. During the year ended February 28, 1997, one of the Company's clients accounted for approximately 19%. No other clients constituted 10% or more of net sales in any of the periods.

12.  BUSINESS SEGMENT

     Summarized data for the Company's courier division and attorney services division are as follows:

                                                       YEAR ENDED       TEN MONTH PERIOD
                                                      FEBRUARY 28,           ENDED
                                                    ----------------      DECEMBER 31,
                                                     1996      1997           1997
                                                    ------    ------    ----------------
Revenues -- unaffiliated customers
  Courier division................................  $3,550    $4,823         $4,699
  Attorney service division.......................     503       487            422
Operating income (loss)
  Courier division................................  $   32    $  112         $  251
  Attorney service division.......................     (52)        5             33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kangaroo Express of Colorado Springs, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Kangaroo Express of Colorado Springs, Inc. (the "Company") at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Denver, Colorado
March 31, 1998

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets
  Cash......................................................  $  29   $  32
  Accounts receivable, net of allowance for doubtful
     accounts...............................................    305     330
  Prepaid and other current assets..........................     23      32
                                                              -----   -----
          Total current assets..............................    357     394
Property and equipment, net.................................    138     110
Notes receivable, employees.................................     11       3
Deposits....................................................      5       4
                                                              -----   -----
                                                              $ 511   $ 511
                                                              =====   =====

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................  $  16   $  16
  Accrued payroll...........................................     70      38
  Accrued vehicle leasing...................................     32       8
  Current maturities long-term debt.........................     36      15
                                                              -----   -----
          Total current liabilities.........................    154      77
Deferred rent...............................................     16      15
Other long-term liabilities.................................    300     400
Long-term debt..............................................     63      71
                                                              -----   -----
          Total liabilities.................................    533     563
Commitments and contingencies
Stockholders' Equity (Deficit)
  Common stock $.001 par value; 100 shares authorized,
     issued and outstanding Additional paid-in capital......    109     109
     Retained deficit.......................................   (131)   (161)
                                                              -----   -----
          Total stockholders' equity (deficit)..............    (22)    (52)
                                                              -----   -----
                                                              $ 511   $ 511
                                                              =====   =====

                See accompanying notes to financial statements.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $2,032   $2,650   $2,874
Cost of sales...............................................   1,387    1,878    2,004
                                                              ------   ------   ------
  Gross margin..............................................     645      772      870
Operating expenses..........................................     394      405      457
Sales and marketing.........................................      17       27       21
General and administrative expenses.........................     211      265      309
Depreciation and amortization...............................      42       50       66
                                                              ------   ------   ------
  Operating income (loss)...................................     (19)      25       17
                                                              ------   ------   ------
Other (income) expense
  Interest expense..........................................      12       10        9
  Other, net................................................      (2)      (2)      (6)
                                                              ------   ------   ------
Net income (loss)...........................................  $  (29)  $   17   $   14
                                                              ======   ======   ======

Unaudited pro forma information:
  Pro forma net income (loss) before provision for income
     taxes..................................................  $  (29)  $   17   $   14
  Provision (benefit) for income taxes......................     (11)       6        5
                                                              ------   ------   ------
Pro forma net income (loss).................................  $  (18)  $   11   $    9
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                  COMMON STOCK     ADDITIONAL   RETAINED         TOTAL
                                                 ---------------    PAID-IN     EARNINGS     STOCKHOLDERS'
                                                 SHARES   AMOUNT    CAPITAL     (DEFICIT)   EQUITY (DEFICIT)
                                                 ------   ------   ----------   ---------   ----------------
Balance at December 31, 1994...................   100      $ --       $109        $ (37)          $ 72
Net loss.......................................                                     (29)           (29)
Owner's withdrawal.............................                                     (25)           (25)
                                                  ---      ----       ----        -----           ----
Balance at December 31, 1995...................   100        --        109          (91)            18
Net income.....................................                                      17             17
Owners' withdrawal.............................                                     (57)           (57)
                                                  ---      ----       ----        -----           ----
Balance at December 31, 1996...................   100        --        109         (131)           (22)
Net income.....................................                                      14             14
Owners' withdrawal.............................                                     (44)           (44)
                                                  ---      ----       ----        -----           ----
Balance at December 31, 1997...................   100      $ --       $109        $(161)          $(52)
                                                  ===      ====       ====        =====           ====

                See accompanying notes to financial statements.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1995   1996   1997
                                                              ----   ----   ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(29)  $ 17   $ 14
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................    42     50     66
  Provision for doubtful accounts...........................    --     --      3
  Loss on sale of fixed assets..............................    --     --     (1)
  Changes in assets and liabilities:
     Accounts receivable....................................   (42)   (52)   (28)
     Prepaid expenses.......................................    32    (20)    (9)
     Other assets...........................................    (5)     1      1
     Accounts payable.......................................    17    (14)    --
     Accrued payroll........................................    11     22    (32)
     Accrued vehicle leasing................................    11      4    (24)
     Other long-term liabilities............................   100    100    100
     Deferred rent..........................................    --     16     (1)
                                                              ----   ----   ----
          Net cash provided by operating activities.........   137    124     89
                                                              ----   ----   ----
Cash flows from investing activities
Purchases of property and equipment.........................   (59)   (48)   (39)
Proceeds from sale of property and equipment................    18     --      2
(Increase) decrease in notes receivable, employees..........    (4)    (5)     8
Proceeds from notes receivable, employees...................     3      4     --
                                                              ----   ----   ----
          Net cash used for investing activities............   (42)   (49)   (29)
                                                              ----   ----   ----
Cash flows from financing activities
Proceeds from long-term debt................................    57     22     24
Principal payments on long-term debt........................   (97)   (44)   (37)
Owners withdrawal...........................................   (25)   (57)   (44)
                                                              ----   ----   ----
          Net cash used for financing activities............   (65)   (79)   (57)
                                                              ----   ----   ----
Net increase (decrease) in cash.............................    30     (4)     3
Cash at beginning of the period.............................     3     33     29
                                                              ----   ----   ----
Cash at end of the period...................................  $ 33   $ 29   $ 32
                                                              ====   ====   ====
Supplemental disclosures of cash flow information:
     Interest paid..........................................  $ 12   $ 10   $  9
Supplemental schedule of noncash investing and financing
  activities:
The Company sold fixed assets in exchange for notes
  receivable as follows:
     Cost of assets sold....................................  $ --   $ 25   $ --
     Accumulated depreciation on assets sold................    --     25     --
     Related notes receivable...............................    --      2     --

                See accompanying notes to financial statements.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Kangaroo Express of Colorado Springs, Inc. (the "Company") provides same-day, on-demand delivery services in the Colorado Springs and Denver metropolitan areas.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (5 and 7 years); leasehold improvements are amortized over their useful lives or the term of the respective lease, whichever is shorter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

INCOME TAXES

     The Company has elected to be treated as a S-Corporation for federal and state income taxes and, accordingly, any liability for income taxes are the direct responsibility of the stockholder.

     There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1997, the financial reporting bases of the Company's net assets are less than the tax reporting bases by approximately $330.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The unaudited pro forma tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                              1996    1997
                                                              -----   -----
Equipment...................................................  $  43   $  43
Furniture and fixture.......................................     38      52
Vehicles....................................................    187     197
Leasehold improvements......................................     16      16
                                                              -----   -----
                                                                284     308
Accumulated depreciation and amortization...................   (146)   (198)
                                                              -----   -----
                                                              $ 138   $ 110
                                                              =====   =====

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was approximately $42, $50 and $66, respectively.

4.  LONG-TERM DEBT

     Long-term debt outstanding consists of the following:

                                                              1996   1997
                                                              ----   ----
Due March 12, 1997, bearing interest at 7.5%, secured by a
  1992 Mitsubishi truck.....................................  $  1   $ --
Due February 18,1997, bearing interest at 7.59%, secured by
  a 1993 Ford Escort........................................     1     --
Due June 14, 1998, bearing interest at 1.5% over prime rate
  (10%), secured by A/R and equipment.......................    12      4
Due September 25, 1998, bearing interest at 8%, secured by a
  1994 Chevy Van............................................     7      3
Due September 25, 1998, bearing interest at 8%, secured by a
  1994 Chevy Astro Van......................................     7      4
Due January 1, 2001, bearing interest at 8.45%, secured by a
  1995 Chevy Van............................................    16     11
Due January 1, 2001, bearing interest at 8.5%, secured by a
  1995 GMC Truck............................................    32     25
Due April 1, 2001, bearing interest at 8.5%, secured by a
  1994 GMC Van..............................................    18     14
Due July 1, 2000, bearing interest at 9.5%, secured by a
  1987 Toyota Truck.........................................     5      3
Due August 15, 2000, bearing interest at 8.5%, secured by a
  1995 Chevy Van............................................    --     11
Due August 15, 2000, bearing interest at 8.5%, secured by a
  1995 Chevy Van............................................    --     11
                                                              ----   ----
          Total.............................................    99     86
Less current portion........................................   (36)   (15)
                                                              ----   ----
                                                              $ 63   $ 71
                                                              ====   ====

     The above term loans were due to various banks.

                   KANGAROO EXPRESS OF COLORADO SPRINGS, INC.

                             (DOLLARS IN THOUSANDS)

4.  LONG-TERM DEBT (CONTINUED)
     Maturities of long-term debt as of December 31, 1997 are summarized as follows:

FISCAL YEAR
-----------
1998........................................................  $15
1999........................................................   49
2000........................................................   21
2001........................................................    1
                                                              ---
                                                              $86
                                                              ===

     On July 1, 1995, the Company entered into a credit agreement with a bank for a $50 revolving line of credit. The line of credit bears interest at the bank's prime rate plus 1.5%. This line of credit was replaced by a similar $75 revolving line of credit, maturing on July 1, 1997. This line of credit bears interest at the bank's prime rate plus 1% and was renewed on June 30, 1996. On August 1, 1997 the Company renewed their line of credit, increasing its borrowing capacity to $100, bearing interest of 9.5% and a maturity date of August 1, 1998. On November 5, 1997, the Company again renewed its line of credit, increasing its borrowing capacity to $150, bearing interest of 9.5% and a maturity date of January 31, 1998. As of December 30, 1996 and 1997, $0 was outstanding on this line of credit. The line is secured by all accounts receivable, vehicles and computer systems.

5.  OPERATING LEASES

     The Company leases certain office equipment under operating leases expiring on various dates through 2002. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year at December 31, 1997 are summarized as follows:

FISCAL YEAR
-----------
1998........................................................  $ 71
1999........................................................    58
2000........................................................    59
2001........................................................    33
2002........................................................     3
                                                              ----
                                                              $224
                                                              ====

     Rental expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was approximately $20, $74 and $91, respectively.

6.  RELATED PARTY TRANSACTIONS

     In 1995, the Company paid off a note payable due to shareholder in the amount of $35. In 1997, the Company purchased computer equipment on behalf of DMS Corporation ("DMS"), see Note 1. A note receivable due from DMS was established in the amount of $18. Payment was received at the time of closing.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Transpeed Courier Services, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Transpeed Courier Services, Inc. (the "Company") at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ending December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse, LLP
Denver, Colorado
April 3, 1998

                        TRANSPEED COURIER SERVICES, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets
Cash and cash equivalents...................................  $ 47    $ 28
Accounts receivable, net of allowance for doubtful accounts
  of $1 and $15 for 1996 and 1997, respectively.............   144     121
Prepaid and other current assets............................    40      36
                                                              ----    ----
          Total current assets..............................   231     185
Property and equipment, net.................................    95      66
Other non-current assets....................................    19      --
Goodwill and intangibles, net...............................    34      22
                                                              ----    ----
                                                              $379    $273
                                                              ====    ====

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Line of credit..............................................  $120    $156
Accounts payable............................................    30      56
Accrued liabilities.........................................    47      68
Current maturities long-term debt...........................    67      46
                                                              ----    ----
          Total current liabilities.........................   264     326
Long-term debt..............................................    26      26
                                                              ----    ----
          Total liabilities.................................   290     352
Commitments and contingencies...............................    --      --
Stockholders' Equity (deficit)
Common stock; no par value; 40,000 shares authorized; 32,000 issued and outstanding for 1996; 34,286 issued and
  outstanding for 1997......................................     1     125
Retained earnings (deficit).................................    88    (204)
                                                              ----    ----
Stockholders' equity (deficit)..............................    89     (79)
                                                              ----    ----
                                                              $379    $273
                                                              ====    ====

                See accompanying notes to financial statements.

                        TRANSPEED COURIER SERVICES, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $1,100   $1,247   $1,211
Cost of sales...............................................     746      764      758
                                                              ------   ------   ------
  Gross margin..............................................     354      483      453
Operating expenses..........................................     214      298      479
Sales and marketing.........................................      46       58       57
General and administrative expenses.........................      59       58       86
Depreciation and amortization...............................      31       36       41
                                                              ------   ------   ------
  Operating income (loss)...................................       4       33     (210)
                                                              ------   ------   ------
Other (income) expense
  Interest expense..........................................      15       19       21
  Other, net................................................       8        4       (8)
                                                              ------   ------   ------
Net income (loss)...........................................  $  (19)  $   10   $ (223)
                                                              ======   ======   ======

Unaudited pro forma information:
Pro forma net income (loss) before provision for income
  taxes.....................................................  $  (19)  $   10   $ (223)
Provision (benefit) for income taxes........................      (3)       2      (76)
                                                              ------   ------   ------
Pro forma, net income (loss)................................  $  (16)  $    8   $ (147)
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                        TRANSPEED COURIER SERVICES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                               COMMON STOCK     RETAINED
                                                              ---------------   EARNINGS
                                                              SHARES   AMOUNT   (DEFICIT)   TOTAL
                                                              ------   ------   ---------   -----
Balance at December 31, 1994................................  32,000    $  1      $ 103     $ 104
Net loss....................................................                        (19)      (19)
Owners withdrawals..........................................                         (6)       (6)
                                                              ------    ----      -----     -----
Balance at December 31, 1995................................  32,000       1         78        79
Net income..................................................                         10        10
                                                              ------    ----      -----     -----
Balance at December 31, 1996................................  32,000       1         88        89
Stock dividend on common stock..............................   2,286      69        (69)       --
Shareholder payment on behalf of the Company................              55                   55
Net loss....................................................                       (223)     (223)
                                                              ------    ----      -----     -----
Balance at December 31, 1997................................  34,286    $125      $(204)    $ (79)
                                                              ======    ====      =====     =====

                See accompanying notes to financial statements.

                        TRANSPEED COURIER SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1995     1996      1997
                                                              -----    -----    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(19)    $ 10     $(223)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities Depreciation
  and amortization..........................................    31       36        41
  Shareholder payment on behalf of the Company..............                       55
  Provision for doubtful accounts...........................                       14
  Loss on sale of property and equipment....................              6         6
  Changes in assets and liabilities net of effects of the
     purchase of Maxwell Express Courier Accounts
     receivable.............................................   (78)      25         9
     Prepaid expenses and other current assets..............   (14)      (9)        4
     Accounts payable.......................................    25       (3)       26
     Accrued liabilities....................................    22       11        21
     Other non-current assets...............................            (19)       19
                                                              ----     ----     -----
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES...   (33)      57       (28)
                                                              ----     ----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................   (57)     (41)      (10)
Proceeds from sales of assets...............................                        4
Payment for purchase of Maxwell Express Courier, net of cash
  acquired..................................................   (28)
                                                              ----     ----     -----
     NET CASH USED FOR INVESTING ACTIVITIES.................   (85)     (41)       (6)
                                                              ----     ----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit..................................    89       20        36
Proceeds from long-term debt................................    65       67        61
Principal payments on long-term debt........................   (39)     (57)      (82)
                                                              ----     ----     -----
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............   115       30        15
                                                              ----     ----     -----
     NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...    (3)      46       (19)
Cash and cash equivalents at beginning of the period........     4        1        47
                                                              ----     ----     -----
Cash and cash equivalents at end of the period..............  $  1     $ 47     $  28
                                                              ====     ====     =====

Supplemental disclosures of cash flow information:
  Interest paid.............................................  $ 14     $ 18     $  22

     Supplemental schedule of noncash investing and financing activities:

     The Company purchased Maxwell Express Courier in 1995 for $28. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired...............................  $48
Cash paid...................................................   28
                                                              ---
Notes payable issued........................................  $20
                                                              ===

                See accompanying notes to financial statements.

                        TRANSPEED COURIER SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Transpeed Courier Services, Inc., d/b/a 1-800-Courier "Denver", (the "Company") is a full service courier company providing transportation of time sensitive shipments between points in Colorado and national same-day air courier service.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of approximately three months or less at date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (3 to 7 years).

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill, a non-compete agreement, trade names and customer lists, which are being amortized on a straight-line basis over 5 years. The carrying value of the intangible assets are assessed for the recoverability of management based on an analysis of undiscounted expected future cash flows. The Company believes that there has been no impairment thereof as of December 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

                        TRANSPEED COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

INCOME TAXES

     The Company has elected to be treated as a S-Corporation for federal and state income taxes and, accordingly, any liability for income taxes are the direct responsibility of the stockholders.

     The unaudited pro forma tax information included in the Statement of Operation is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as if the Company had been subject to federal and state income taxes for the entire periods presented.

     There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1997, the financial reporting bases of the Company's net assets exceeds the tax reporting bases by approximately $124.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
Computers and equipment.....................................      $ 58           $ 55
Vehicles....................................................       103            100
                                                                  ----           ----
                                                                   161            155
Accumulated depreciation and amortization...................       (66)           (89)
                                                                  ----           ----
                                                                  $ 95           $ 66
                                                                  ====           ====

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997, was approximately $22, $24 and $29, respectively.

4.  ACQUISITION OF MAXWELL COURIER EXPRESS

     On June 12, 1995, the Company acquired substantially all of the assets of Maxwell Courier Express in exchange for total consideration of $48 consisting of cash and promissory notes. The acquisition was accounted for using the purchase method and the excess of cost over fair value of the asset acquired of $20 was allocated to goodwill, which is being amortized on a straight-line basis over 5 years. The fair value of the acquired assets and liabilities at the acquisition date are as follows:

Equipment...................................................  $ 8
Non-compete agreement.......................................   20
Goodwill....................................................   20
                                                              ---
                                                              $48
                                                              ===

                        TRANSPEED COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

5.  INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------
Goodwill...................................................      $ 22            $ 22
Non-compete agreement......................................        20              20
Customer list..............................................        18              18
Trade names................................................         5               5
                                                                 ----            ----
                                                                   65              65
Accumulated amortization...................................       (31)            (43)
                                                                 ----            ----
                                                                 $ 34            $ 22
                                                                 ====            ====

     Amortization expense for the years ended December 31, 1995, 1996, and 1997 was approximately $9, $12, and $12, respectively.

6.  ACCRUED LIABILITIES

     Accrued liabilities comprised the following:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------
Payroll and payroll taxes..................................      $33             $38
Other......................................................       14              30
                                                                 ---             ---
                                                                 $47             $68
                                                                 ===             ===

7.  LONG-TERM DEBT

     Long-term debt outstanding consists of the following:

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------
Notes payable to banks:
  Due in monthly installments through February 24, 1997,
     bearing interest at 9.5%, secured by radios...........      $ 2             $--
Due in monthly installments through March 24, 1998, bearing
  interest at 11%, secured by equipment....................        9              --
Due in monthly installments though May 2, 1998, bearing
  interest at 11%, secured by vehicle......................        9               3
Due in monthly installments through October 31, 1999,
  bearing interest at 10%, secured by vehicles.............       20              14
Due in monthly installments through November 26, 1999,
  bearing interest at 10%, secured by vehicle..............        6               4
Due in monthly installments through February 12, 2000,
  bearing interest at 10%, secured by vehicle..............                        4

                        TRANSPEED COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------
7.  LONG-TERM DEBT (CONTINUED)
Notes payable to corporations and individuals:
Due April 29, 1998 non-interest bearing....................       --               3
Due in monthly installments through June 1, 1998, bearing
  interest at 10%..........................................       11               4
Due in monthly installments through August 11, 1998,
  bearing interest between 8.6% and 9.5%...................       36              25
Due June 30, 2000, bearing interest at 10%.................       --              15
                                                                 ---             ---
          Total............................................       93              72
Less current portion.......................................      (67)            (46)
                                                                 ---             ---
                                                                 $26             $26
                                                                 ===             ===

     Maturities of long-term debt as at December 31, 1997 are summarized as follows:

1998........................................................  $46
1999........................................................   11
2000........................................................   15
                                                              ---
                                                              $72
                                                              ===

     In August 1997, the Company entered into a credit agreement with a bank for a $50 revolving line of credit. The line of credit bears interest at 11% and matures on April 10, 1998. The line of credit is secured with a deed of trust on a stockholder's home. As of December 31, 1997 the balance outstanding on the line of credit was $50. In connection with the acquisition, the debt was assumed by DMS.

     In November 1996, the Company entered into a credit agreement with a bank for a $150 revolving line of credit. The line of credit bears interest at the banks prime rate plus 1% (10% at December 31, 1997) and matures on March 10, 1998. The line of credit is secured by all accounts receivable and equipment. As of December 31, 1995, 1996 and 1997 the balance outstanding on the line of credit was $100, $120, and $106, respectively. In connection with the merger, the debt was assumed by DMS.

8.  OPERATING LEASES

     The Company leases certain office equipment under operating leases expiring on various dates through 2000. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

1998........................................................  $ 65
1999........................................................    52
2000........................................................    60
2001........................................................     9
                                                              ----
                                                              $186
                                                              ====

     Rental expense charged to operations was approximately $26, $26 and $59 for the years ended December 31, 1995, 1996 and 1997, respectively.

                        TRANSPEED COURIER SERVICES, INC.

                             (DOLLARS IN THOUSANDS)

9.  STOCKHOLDER'S EQUITY

     On August 1, 1997, the Company declared a stock dividend (2,286 shares). The stock dividend was recorded as a reduction of retained earnings and an increase in common stock.

     On August 1, 1997, a stockholder of the Company transferred 1,829 shares of common stock to an employee for past service. The value of the shares transferred of $55 was recorded as compensation expense during year ended December 31, 1997.

10.  FRANCHISEE AGREEMENT

     In December 1996, the Company became a franchisee of 1-800-COURIER. The franchise agreement requires that the Company pay franchise fees of 8.5% of revenue collected. Franchise fees for the year ended December 31, 1997 were approximately $106. The Company terminated the franchise agreement effective January 11, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Messenger, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of National Messenger, Inc. at November 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse, LLP
Los Angeles, California
April 7, 1998

                            NATIONAL MESSENGER, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              NOVEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets:
  Cash......................................................  $ 90    $  7
  Accounts receivable, net of allowance for doubtful
     accounts of $22, and $39...............................   309     532
  Prepaid and other current assets..........................     4       8
                                                              ----    ----
          Total current assets..............................   403     547
Property and equipment, net.................................    50      69
                                                              ----    ----
                                                              $453    $616
                                                              ====    ====

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ --    $ 11
  Accrued compensation......................................    67      50
  Advances from shareholders................................    70      --
                                                              ----    ----
          Total current liabilities.........................   137      61
                                                              ----    ----
Other long-term liabilities.................................   300     400
                                                              ----    ----
Commitments
Shareholders' equity:
  Common stock; no par value; 100,000 shares authorized;
     1,800 shares issued and outstanding....................     2       2
  Retained earnings.........................................    14     153
                                                              ----    ----
          Total shareholders' equity........................    16     155
                                                              ----    ----
                                                              $453    $616
                                                              ====    ====

                See accompanying notes to financial statements.

                            NATIONAL MESSENGER, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED NOVEMBER 30,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $1,728   $2,413   $2,884
Cost of sales...............................................   1,029    1,446    1,604
                                                              ------   ------   ------
  Gross margin..............................................     699      967    1,280
Operating expenses..........................................     123      154      224
Selling and marketing expenses..............................      72       86      138
General and administrative expenses.........................     321      454      479
Depreciation................................................       7       13       22
                                                              ------   ------   ------
Income before provision for income taxes....................     176      260      417
Provision for income taxes..................................       4        5        6
                                                              ------   ------   ------
Net income..................................................  $  172   $  255   $  411
                                                              ======   ======   ======
Unaudited pro forma information (Note 2):
  Income before provision for income taxes..................     176      260      417
  Pro forma provision for income taxes......................      70      104      167
                                                              ------   ------   ------
Pro forma net income........................................  $  106   $  156   $  250
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                            NATIONAL MESSENGER, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                               COMMON STOCK     RETAINED
                                                              ---------------   EARNINGS/
                                                              SHARES   AMOUNT   (DEFICIT)   TOTAL
                                                              ------   ------   ---------   -----
Balance at December 1, 1994.................................  1,800      $2       $  23     $  25
  Net income................................................                        172       172
  Dividends paid............................................                       (200)     (200)
                                                              -----      --       -----     -----
Balance at November 30, 1995................................  1,800       2          (5)       (3)
  Net income................................................                        255       255
  Dividends paid............................................                       (236)     (236)
                                                              -----      --       -----     -----
Balance at November 30, 1996................................  1,800       2          14        16
  Net income................................................                        411       411
  Dividends paid............................................                       (272)     (272)
                                                              -----      --       -----     -----
Balance at November 30, 1997................................  1,800      $2       $ 153     $ 155
                                                              =====      ==       =====     =====

                See accompanying notes to financial statements.

                            NATIONAL MESSENGER, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED NOVEMBER 30,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 172    $ 255    $ 411
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................      7       13       22
  Provision for doubtful accounts...........................      8       14       17
  Changes in assets and liabilities:
     Accounts payable.......................................     --       --       11
     Accounts receivable....................................    (44)    (118)    (240)
     Prepaid expenses and other current assets..............     (5)       1       (4)
     Other long-term liabilities............................    100      100      100
     Accrued compensation...................................     15       18      (17)
                                                              -----    -----    -----
          Net cash provided by operating activities.........    253      283      300
                                                              -----    -----    -----
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (3)     (60)     (41)
                                                              -----    -----    -----
CASH FLOWS USED IN FINANCING ACTIVITIES:
Dividends paid..............................................   (200)    (236)    (272)
Repayment of advances from shareholders.....................                      (70)
                                                              -----    -----    -----
Net cash used in financing activities.......................   (200)    (236)    (342)
                                                              -----    -----    -----
Net increase (decrease) in cash.............................     50      (13)     (83)
Cash at beginning of the period.............................     53      103       90
                                                              -----    -----    -----
Cash at end of the period...................................  $ 103    $  90    $   7
                                                              =====    =====    =====

                See accompanying notes to financial statements.

                            NATIONAL MESSENGER, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     National Messenger, Inc. (the "Company") primarily provides same-day pick-up and delivery services of documents and parcels to customers throughout Southern California. The Company's operations are conducted from its headquarters located in Costa Mesa, California and a branch facility located in Ontario, California.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the related assets (5 years).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of advances from shareholders is not determinable due to their related party nature.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss. Such losses have historically been immaterial and within management expectations.

                            NATIONAL MESSENGER, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Changes in allowance for doubtful accounts consist of the following:

Balance at November 30, 1994................................  $--
Charge to costs and expenses................................    8
                                                              ---
Balance at November 30, 1995................................    8
Charge to costs and expenses................................   14
                                                              ---
Balance at November 30, 1996................................   22
Charge to costs and expenses................................   17
                                                              ---
Balance at November 30, 1997................................  $39
                                                              ===

INCOME TAXES

     The Company has elected to be treated as a cash basis S-Corporation for federal and state income tax purposes, and, accordingly, any liabilities for federal income taxes are the direct responsibility of the shareholders. The Company is only subject to California state income taxes at a rate of 1.5 percent on taxable income. At November 30, 1997, the net difference between the tax bases and the reported amounts of the Company's assets and liabilities approximated $79.

     The unaudited pro forma income tax information included in the Statements of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented. The pro forma financial information is presented for information purposes only and may not be indicative of what the actual results of operations might have been if the transaction described in Note 6 had been effective at the beginning of 1997.

3.  PROPERTY AND EQUIPMENT

     Property and equipment, net consist of the following:

                                                              NOVEMBER 30,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Furniture and fixtures......................................  $  5    $  5
Machinery and equipment.....................................    97     138
Vehicles....................................................    16      16
                                                              ----    ----
                                                               118     159
Accumulated depreciation....................................   (68)    (90)
                                                              ----    ----
                                                              $ 50    $ 69
                                                              ====    ====

                            NATIONAL MESSENGER, INC.

                             (DOLLARS IN THOUSANDS)

4.  COMMITMENTS

     The Company leases its facilities under operating leases expiring on various dates through 1998. Future minimum lease payments through August of 1998 required under leases that have noncancelable lease terms total approximately $29 as of November 30, 1997.

     Rental expense charged to operations was approximately $28, $41 and $38 for the years ended November 30, 1995, 1996 and 1997, respectively.

5.  RELATED PARTY TRANSACTIONS

     The Company has non-interest bearing advances, repayable upon demand, from shareholders totaling $70 at November 30, 1996. These advances were paid in full by the Company in October 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Profall, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of Profall, Inc. at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its net assets to dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Los Angeles, California
April 9, 1998

                                 PROFALL, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets:
  Cash......................................................  $  --   $   5
  Accounts receivable.......................................    142     183
  Prepaid and other current assets..........................      3      25
                                                              -----   -----
          Total current assets..............................    145     213
Property and equipment, net.................................     89      63
                                                              -----   -----
                                                              $ 234   $ 276
                                                              =====   =====
                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $  53   $  20
  Accrued compensation......................................     46      54
  Payables to affiliate.....................................     54     107
  Notes payable.............................................    120     147
  Advances from shareholders................................    303     303
  Advances from affiliate...................................     48      --
                                                              -----   -----
          Total current liabilities.........................    624     631
                                                              -----   -----
Commitments (Note 5)
Shareholders' deficit:
  Common stock; no par value; 1,000,000 shares authorized;
     2,000 shares issued and outstanding....................     10      10
  Additional paid-in capital................................     46      72
  Accumulated deficit.......................................   (446)   (437)
                                                              -----   -----
          Total shareholders' deficit.......................   (390)   (355)
                                                              -----   -----
                                                              $ 234   $ 276
                                                              =====   =====

                See accompanying notes to financial statements.

                                 PROFALL, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----    ------    ------
Net sales...................................................  $ 993    $1,212    $1,636
Cost of sales...............................................    588       687       821
                                                              -----    ------    ------
  Gross margin..............................................    405       525       815
Operating expenses..........................................    215       271       283
General and administrative expenses.........................    361       298       504
Depreciation and amortization...............................     14        23        27
                                                              -----    ------    ------
Operating loss..............................................   (185)      (67)        1
                                                              -----    ------    ------
Other (income) expense
  Interest expense..........................................     21        25        26
  Other, net................................................    (42)      (64)      (34)
                                                              -----    ------    ------
(Loss) income before provision for income taxes.............   (164)      (28)        9
Provision for income taxes..................................     --        --        --
                                                              -----    ------    ------
Net (loss) income...........................................  $(164)   $  (28)   $    9
                                                              =====    ======    ======
Unaudited pro forma information (Note 2):
  (Loss) income before provision for income taxes...........  $(164)   $  (28)   $    9
  Pro forma provision for income taxes......................     --        --        --
                                                              -----    ------    ------
Pro forma net (loss) income.................................  $(164)   $  (28)   $    9
                                                              =====    ======    ======

                See accompanying notes to financial statements.

                                 PROFALL, INC.

                      STATEMENTS OF SHAREHOLDERS' DEFICIT
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                      COMMON STOCK     ADDITIONAL
                                                     ---------------    PAID-IN     ACCUMULATED
                                                     SHARES   AMOUNT    CAPITAL       DEFICIT     TOTAL
                                                     ------   ------   ----------   -----------   -----
Balances at January 1, 1995........................  2,000     $10        $--          $(254)     $(244)
Net loss...........................................                                     (164)      (164)
Imputed interest on advances from shareholders.....                        21                        21
                                                     -----     ---        ---          -----      -----
Balances at December 31, 1995......................  2,000      10         21           (418)      (387)
Net loss...........................................                                      (28)       (28)
Imputed interest on advances from shareholders.....                        25                        25
                                                     -----     ---        ---          -----      -----
Balances at December 31, 1996......................  2,000      10         46           (446)      (390)
Net income.........................................                                        9          9
Imputed interest on advances from shareholders.....                        26                        26
                                                     -----     ---        ---          -----      -----
Balances at December 31, 1997......................  2,000     $10        $72          $(437)     $(355)
                                                     =====     ===        ===          =====      =====

                See accompanying notes to financial statements.

                                 PROFALL, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1995    1996   1997
                                                              -----   ----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(164)  $(28)  $   9
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     14     23      27
  Imputed interest on advances from shareholders............     21     25      26
  Changes in assets and liabilities:
     Accounts receivable....................................    (13)   (57)    (41)
     Prepaid and other current assets.......................     (5)     2     (22)
     Accounts payable.......................................     15     15     (33)
     Accrued compensation...................................     16     13       8
     Payables to affiliate..................................     22     28      53
                                                              -----   ----   -----
          Net cash provided by (used in) operating
           activities.......................................    (94)    21      27
                                                              -----   ----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (25)   (40)     (1)
                                                              -----   ----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders..................................     85     10      --
Advances from affiliate.....................................     28     20      --
Proceeds from notes payable.................................     --     --     150
Repayments to affiliate.....................................     --     --     (48)
Repayments of notes payable.................................     --    (12)   (123)
                                                              -----   ----   -----
          Net cash provided by (used in) financing
           activities.......................................    113     18     (21)
                                                              -----   ----   -----
Net increase (decrease) in cash.............................     (6)    (1)      5
Cash at beginning of the period.............................      7      1      --
                                                              -----   ----   -----
Cash at end of the period...................................  $   1   $ --   $   5
                                                              =====   ====   =====

                See accompanying notes to financial statements.

                                 PROFALL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Profall, Inc. (dba 1-800 Courier) (the "Company") primarily provides same-day pick-up and delivery services of documents and parcels to customers throughout Southern California. The Company's operations are conducted from its headquarters located in Santa Fe Springs, California.

     On February 12, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), sold significantly all of the assets of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (5 years).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable and payable, accrued expenses and debt approximates fair value because of the short maturity of these instruments. The fair value of advances from shareholders and affiliate is not determinable due to their related party nature.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentrations of credit risk consist principally of trade accounts receivable. For the year ended December 31, 1997, two customers accounted for $430 and $170 of net sales, respectively. Accounts receivable for these customers were $93 and $7 at December 31, 1997, respectively. In 1996, one customer accounted for $154 of net sales. Accounts receivable related to this customer totaled $24 at December 31, 1996. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss. Such losses have historically been immaterial and within management expectations.

INCOME TAXES

     The Company has elected to be treated as a cash basis S-Corporation for federal and state income tax purposes, and, accordingly, any liabilities for federal income taxes are the direct responsibility of the shareholders. The Company is only subject to California state income taxes at a rate of 1.5 percent on taxable

                                 PROFALL, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income. At December 31, 1997, the net difference between the tax bases and the reported amounts of the Company's assets and liabilities approximated $136.

     The unaudited pro forma income tax information included in the Statements of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented. The pro forma financial information is presented for information purposes only and may not be indicative of what the actual result of operations might have been if the transaction described in Note 1 had been effective at the beginning of 1997.

3.  PROPERTY AND EQUIPMENT

     Property and equipment, net consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Vehicles....................................................  $133    $134
Accumulated depreciation....................................   (44)    (71)
                                                              ----    ----
                                                              $ 89    $ 63
                                                              ====    ====

4.  NOTES PAYABLE

     Notes payable consist of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Note payable secured by a vehicle; payments, including
  interest at 9% per annum, are due monthly through
  November, 1998............................................  $ 16    $  9
Non-interest bearing note payable to franchisor.............   104       3
Bank line of credit, maximum aggregate borrowings of $150,
  due on or before May, 1998; interest at 2.0% above banks
  base rate, as defined (totaling 10.5% per annum at
  December 31, 1997) payable monthly, guaranteed by the
  shareholders of the Company...............................    --      --
Demand note payable to bank, guaranteed by the shareholders
  of the Company, with monthly payments, including interest
  at 2.5% above the bank's base rate, as defined (totaling
  11% per annum at December 31, 1997), repaid in full
  February 1998.............................................    --     135
                                                              ----    ----
                                                              $120    $147
                                                              ====    ====

5.  COMMITMENTS AND CONTINGENCIES

     The Company previously operated under a franchise agreement with Express-It Courier Systems, Inc. In connection with the transaction described in Note 7, the franchise agreement was terminated subsequent to December 31, 1997.

     Pursuant to the terms of the agreement, the franchisor provided continuing services including billings and collections, customer service and training. The Company was required to remit fees for such services ranging from 14% to 19% and 10% to 14% of gross receipts, as defined, in 1995 and 1996, respectively. Subsequent to December 31, 1996, the fees for such services range from 8% to 10% of gross receipts, as defined. Under this

                                 PROFALL, INC.

                             (DOLLARS IN THOUSANDS)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) agreement the Company paid $183, $143 and $103 in 1995, 1996 and 1997, respectively. These amounts are included in general and administrative expenses in the accompanying financial statements.

     The Company leases certain equipment under noncancelable lease obligations. Total rental expense under such operating leases was approximately $0, $40 and $47 in 1995, 1996 and 1997, respectively. Minimum rental payments at December 31, 1997 under noncancelable operating leases that have initial or remaining lease terms in excess of one year are as follows:

1998........................................................  $ 63
1999........................................................    63
2000........................................................    20
                                                              ----
                                                              $146
                                                              ====

6.  RELATED PARTY TRANSACTIONS

     The Company has non-interest bearing advances from shareholders and an affiliate at December 31, 1995 and 1996 and 1997 totaling $321, $351 and $303, respectively. Interest has been imputed at prevailing market rates aggregating $21, $25 and $26 for the years ended December 31, 1995 and 1996 and 1997, respectively. These advances will be paid in conjunction with the transaction described in Note 1.

     The Company's operations are conducted from within a facility leased and occupied by an affiliate. No formal sublease agreement exists. Charges for rent expense are based on occupied space and aggregated $21, $23 and $23 for the years ended December 31, 1995 and 1996 and 1997, respectively. These charges have been provided for in general and administrative expenses and included in payables to affiliate in the accompanying financial statements.

     Sales to an affiliate totaled $21, $53 and $88 in 1995, 1996 and 1997, respectively. Accounts receivable from such affiliate aggregated $3, $6 and $7 at December 31, 1995 and 1996 and 1997, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Expressit Couriers, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholder's equity, and of cash flows present fairly, in all material respects, the financial position of Expressit Couriers, Inc. (the Company) at December 31, 1996 and 1997, and the results of its operations and its cash flows each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998, the Company sold its outstanding stock to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Bloomfield Hills, Michigan
March 27, 1998

                            EXPRESSIT COURIERS, INC.

                                 BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets
  Cash......................................................  $  1    $ --
  Accounts receivable, net..................................    94     148
  Prepaid and other current assets..........................    10       2
                                                              ----    ----
          Total current assets..............................   105     150
Property and equipment, net.................................   111      46
Shareholder receivable......................................    61      11
Security deposit............................................     5      16
                                                              ----    ----
                                                              $282    $223
                                                              ====    ====

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit............................................  $ 61    $  2
  Accounts payable..........................................   118      90
  Accrued expenses..........................................    30      30
  Current maturities long-term debt.........................    45      12
                                                              ----    ----
          Total current liabilities.........................   254     134
Long-term debt..............................................    11      --
                                                              ----    ----
          Total liabilities.................................   265     134
Commitments and contingencies (Note 10)
Stockholder's Equity
Common stock; no par value; 15,000 shares authorized; 1,000
  issued and outstanding....................................     1       1
Retained earnings...........................................    16      88
                                                              ----    ----
Stockholder's Equity........................................    17      89
                                                              ----    ----
                                                              $282    $223
                                                              ====    ====

                See accompanying notes to financial statements.

                            EXPRESSIT COURIERS, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $1,703   $1,343   $1,476
Cost of sales...............................................   1,135      897      952
                                                              ------   ------   ------
  Gross margin..............................................     568      446      524
Operating expenses..........................................     210      231      237
Sales and marketing expenses................................      61       27       27
General and administrative expenses.........................     223      177      104
Depreciation and amortization...............................      41       44       59
                                                              ------   ------   ------
Operating income (loss).....................................      33      (33)      97
                                                              ------   ------   ------
Other income (expense)
  Interest expense..........................................     (12)     (16)      (9)
  Other, net................................................      15      (14)     (16)
                                                              ------   ------   ------
Net income (loss)...........................................  $   36   $  (63)  $   72
                                                              ======   ======   ======
Unaudited pro forma information
  Pro forma net income (loss) before provision for income
     taxes..................................................  $   36   $  (63)  $   72
  Benefit (provision) for income taxes......................     (16)      24      (31)
                                                              ------   ------   ------
Pro forma net income (loss) (see Note 2)....................  $   20   $  (39)  $   41
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                            EXPRESSIT COURIERS, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             COMMON STOCK                    TOTAL
                                                            ---------------   RETAINED   STOCKHOLDER'S
                                                            SHARES   AMOUNT   EARNINGS      EQUITY
                                                            ------   ------   --------   -------------
Balance at December 31, 1995..............................  1,000      $1       $ 79         $ 80
Net (loss)................................................                       (63)         (63)
                                                            -----      --       ----         ----
Balance at December 31, 1996..............................  1,000       1         16           17
Net income................................................                        72           72
                                                            -----      --       ----         ----
Balance at December 31, 1997..............................  1,000      $1       $ 88         $ 89
                                                            =====      ==       ====         ====

                            EXPRESSIT COURIERS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1995      1996      1997
                                                              ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $ 36      $(63)     $ 72
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation and amortization.............................     41        44        59
  (Gain)/loss on sale of property and equipment.............    (15)       14        16
  Changes in assets and liabilities
     Accounts receivable....................................     10        76       (54)
     Prepaid and other assets...............................      9         3        (3)
     Shareholder receivable.................................    (26)      (23)       50
     Accounts payable.......................................     49         6       (28)
     Accrued expenses.......................................    (39)        8        --
                                                               ----      ----      ----
          Net cash provided by operating activities.........     65        65       112
                                                               ----      ----      ----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................    (84)       (4)       (6)
Purchase of franchise.......................................                        (20)
Proceeds from sale of property..............................     27         5        16
                                                               ----      ----      ----
          Net cash provided by (used for) investing
            activities......................................    (57)        1       (10)
                                                               ----      ----      ----
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line of credit..............................     (1)       (6)      (59)
Payments on long-term debt..................................    (54)      (63)      (44)
Proceeds from borrowings....................................     43         2        --
                                                               ----      ----      ----
          Net cash used for financing activities............    (12)      (67)     (103)
                                                               ----      ----      ----
Net decrease in cash........................................     (4)       (1)       (1)
Cash at beginning of the period.............................      6         2         1
                                                               ----      ----      ----
Cash at end of the period...................................   $  2      $  1      $ --
                                                               ====      ====      ====
Cash paid for interest......................................   $ 12      $ 16      $  9
                                                               ====      ====      ====

                See accompanying notes to financial statements.

                            EXPRESSIT COURIERS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Expressit Couriers, Inc. (the "Company") provides same-day, on-demand delivery services in the Boston, Massachusetts metropolitan area. In September 1996, the Company entered into a franchise agreement with 800-Courier, Inc. using the name and business system of 800-Courier, Inc. Under the franchise agreement, the Company pays a fee of 8.25% of the Company's gross receipts to 800-Courier, Inc. In 1997, the Company paid an initial franchise fee of $20.

     On September 9, 1997, the Company entered into an agreement with 800-Courier, Inc., whereby effective December 24, 1997 the franchise agreement between the Company and 800-Courier, Inc. was terminated. Franchise fees for the years ended December 31, 1996 and 1997 approximated $28 and $94, respectively.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

INITIAL FRANCHISE FEE

     Amortized using the straight-line method over one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value as interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collaterized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                            EXPRESSIT COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Approximately 52% of 1997 net sales were from three customers; at December 31, 1997 approximately 65% of accounts receivable were from these customers.

INCOME TAXES

     The Company has elected to have its income taxed under Section 1362 of the Internal Revenue Code (the Subchapter S Corporation Election) which provides that, in lieu of federal corporate income taxes, the shareholder is taxed on the Company's income.

     There are differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. At December 31, 1997, the carrying amounts of the Company's net assets exceeds the tax bases by approximately $37.

     The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented.

3.  ACCOUNTS RECEIVABLE

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Accounts receivable, trade..................................  $102    $148
Allowance for doubtful accounts.............................    (8)     --
                                                              ----    ----
                                                              $ 94    $148
                                                              ====    ====

     Allowance for doubtful accounts comprised the following:

                                               BALANCE AT    CHARGED TO                  BALANCE AT
                                                BEGINNING     COSTS AND                    END OF
                                                OF PERIOD     EXPENSES     WRITE-OFFS      PERIOD
                                               -----------   -----------   -----------   ----------
Year ended December 31, 1996.................      $8            $8           $ (8)         $  8
Year ended December 31, 1997.................      $8            $6           $(14)         $ --

4.  PREPAID AND OTHER CURRENT ASSETS

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Prepaid insurance...........................................  $ 8     $  2
Other.......................................................    2       --
                                                              ---     ----
                                                              $10     $  2
                                                              ===     ====

                            EXPRESSIT COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

5.  PROPERTY AND EQUIPMENT

                                                                            DECEMBER 31,
                                                               ESTIMATED    -------------
                                                              USEFUL LIFE   1996    1997
                                                              -----------   -----   -----
Radio equipment.............................................    5 years     $  66   $  66
Office equipment............................................    7 years        35      38
Vehicles....................................................    5 years       121      67
Other.......................................................   39 years         6       3
                                                                            -----   -----
                                                                              228     174
Accumulated depreciation and amortization...................                 (117)   (128)
                                                                            -----   -----
                                                                            $ 111   $  46
                                                                            =====   =====

6.  ACCRUED EXPENSES

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Payroll and payroll taxes...................................  $23     $19
Other.......................................................    7      11
                                                              ---     ---
          Total accrued expenses............................  $30     $30
                                                              ===     ===

7.  DEBT

     The Bank line of credit is payable on demand and provides for maximum borrowings of $75. Interest accrues at the bank's prime rate plus 1.75% (9.50% at December 31, 1997).

     Long-term debt comprised the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Bank term loan..............................................  $11     $--
Notes payable...............................................   28      12
Capital lease obligations...................................   17      --
                                                              ---     ---
          Total.............................................   56      12
Less -- current portion.....................................   45      12
                                                              ---     ---
          Long-term debt....................................  $11     $--
                                                              ===     ===

     Notes payable are secured by certain vehicles. The notes are payable in monthly aggregate principle amounts of $1 plus interest at 8.5% through August 1998.

                            EXPRESSIT COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

8.  OPERATING LEASES

     The Company leases certain premium seating at a Boston sports arena under a license agreement expiring on September 30, 2004. Future minimum license and ticket fee payments required under the agreement are as follows:

1998........................................................  $ 23
1999........................................................    23
2000........................................................    23
2001........................................................    23
2002 through 2004...........................................    50
                                                              ----
                                                              $142
                                                              ====

     License and ticket fees were approximately $25 for the year ended December 31, 1997 and $22 for the year ended December 31, 1996.

9.  RELATED PARTY TRANSACTIONS

     The Company leases office space from a realty trust where the shareholder of the Company is the beneficiary. The lease was terminated as of December 31, 1997. Rent expenses related to this lease agreement approximated $12 in 1997 and $13 in 1996.

     Shareholder receivable represents a receivable from the shareholder of the Company. There are no formal repayment terms.

10.  COMMITMENTS AND CONTINGENCIES

     The Company was self-insured for workers' compensation insurance for the periods September 22, 1995 to December 27, 1995 and June 29, 1996 through December 2, 1996. In the opinion of the Company, the liability, if any, arising from workers' compensation claims relating to these periods will not have a material effect on the Company's financial position or the results of its operations.

     There are pending actions and contingencies arising out of the ordinary conduct of business. In the opinion of the Company, the liability, if any, arising from these actions will not have a material effect on the Company's financial position, the results of its operations, or its cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fleetfoot Max, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Fleetfoot Max, Inc. at August 31, 1996 and 1997, and December 31, 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, and for the four month period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998 the Company sold its outstanding stock to Dispatch Management Services Corporation. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Seattle, Washington
April 10, 1998

                              FLEETFOOT MAX, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              AUGUST 31,
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 26   $ 40       $ 83
  Accounts receivable, net..................................   249    295        280
  Prepaid assets............................................    19      3         18
                                                              ----   ----       ----
          Total current assets..............................   294    338        381
Property and equipment, net.................................   107    103         94
Deferred tax asset..........................................    61     14         10
Investments.................................................    --     20         20
Deposits....................................................    27     27         25
                                                              ----   ----       ----
          Total assets......................................  $489   $502       $530
                                                              ====   ====       ====

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  7   $ 12       $ 21
  Accrued expenses..........................................   106    127        140
  Notes payable.............................................     4     --         --
  Current maturities long-term debt.........................   192    176         54
  Current portion of capital lease obligation...............    13      6          6
                                                              ----   ----       ----
          Total current liabilities.........................   322    321        221
Long-term debt, net of current maturities...................   236    149        131
Capital lease obligation, net of current portion............    --     22         20
                                                              ----   ----       ----
          Total liabilities.................................   558    492        372
Commitments and contingencies (Notes 6 and 10)
Shareholders' equity (deficit):
  Common stock, par value $0.05 per share; 500,000,000
     shares authorized; 1,000,000 shares issued and 212,857
     shares outstanding at August 31, 1996 and 1997 and
     1,044,000 shares issued and 256,857 outstanding at
     December 31, 1997......................................    50     50         52
  Additional paid-in capital................................    33     33        141
  Retained earnings (accumulated deficit)...................   (26)    53         91
                                                              ----   ----       ----
                                                                57    136        284
Less: common stock in treasury at cost (787,143 shares).....  (126)  (126)      (126)
                                                              ----   ----       ----
          Total shareholders' equity........................   (69)    10        158
                                                              ----   ----       ----
          Total liabilities and shareholders' equity
            (deficit).......................................  $489   $502       $530
                                                              ====   ====       ====

   The accompanying notes are an integral part of these financial statements.

                              FLEETFOOT MAX, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED AUGUST 31,     FOUR MONTHS ENDED
                                                       ------------------------     DECEMBER 31,
                                                        1995     1996     1997          1997
                                                       ------   ------   ------   -----------------
Net sales............................................  $1,702   $2,042   $2,427         $901
Cost of sales........................................   1,015    1,220    1,557          588
                                                       ------   ------   ------         ----
          Gross margin...............................     687      822      870          313
Operating expenses...................................     306      351      380          132
Sales and marketing..................................      21       20       23           14
General and administrative...........................     259      257      279           94
Depreciation and amortization........................      64       53       52           19
                                                       ------   ------   ------         ----
          Operating income...........................      37      141      136           54
Other (income) expense
  Interest expense...................................      72       59       54            9
  Other, net.........................................     (11)     (18)     (44)         (18)
                                                       ------   ------   ------         ----
          Income (loss) before provision (benefit)
            for income taxes.........................     (24)     100      126           63
Provision (benefit) income taxes.....................      --      (61)      47           25
                                                       ------   ------   ------         ----
Net income (loss)....................................  $  (24)  $  161   $   79         $ 38
                                                       ======   ======   ======         ====

   The accompanying notes are an integral part of these financial statements.

                              FLEETFOOT MAX, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             RETAINED
                                             COMMON STOCK       CAPITAL      EARNINGS     TREASURY     TOTAL
                                          ------------------   IN EXCESS   (ACCUMULATED    COMMON     EQUITY
                                          SHARES   PAR VALUE    OF PAR       DEFICIT)      STOCK     (DEFICIT)
                                          ------   ---------   ---------   ------------   --------   ---------
August 31, 1994.........................  1,000       $50        $ 33         $(163)       $(126)      $(206)
Net loss................................                                        (24)                     (24)
                                          -----       ---        ----         -----        -----       -----
Balances at August 31, 1995.............  1,000        50          33          (187)        (126)       (230)
Net income..............................                                        161                      161
                                          -----       ---        ----         -----        -----       -----
Balances at August 31, 1996.............  1,000        50          33           (26)        (126)        (69)
Net income..............................                                         79                       79
                                          -----       ---        ----         -----        -----       -----
Balances at August 31, 1997.............  1,000        50          33            53         (126)         10
Net income..............................                                         38                       38
Conversion of debentures................     44         2         108                                    110
                                          -----       ---        ----         -----        -----       -----
Balances at December 31, 1997...........  1,044       $52        $141         $  91        $(126)      $ 158
                                          =====       ===        ====         =====        =====       =====

   The accompanying notes are an integral part of these financial statements.

                              FLEETFOOT MAX, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       FOUR MONTHS
                                                              YEAR ENDED AUGUST 31,       ENDED
                                                              ----------------------   DECEMBER 31,
                                                              1995    1996     1997        1997
                                                              -----   -----   ------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(24)   $161    $  79        $ 38
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization.............................    64      53       52          19
  (Gain) loss on sale of property and equipment.............   (10)     (1)       4          --
  Changes in assets and liabilities:
     Accounts receivable....................................   (61)    (27)     (46)         15
     Prepaid assets.........................................    --      (3)      16         (15)
     Deposits...............................................    (2)     (6)      --           2
     Accounts payable.......................................    --      (6)       5           9
     Accrued expenses.......................................    13       5       21          13
     Deferred tax asset.....................................    --     (61)      47           4
                                                              ----    ----    -----        ----
          Net cash provided by (used for) operating
            activities......................................   (20)    115      178          85
                                                              ----    ----    -----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (6)    (21)     (24)        (10)
Investments.................................................    --      --      (20)         --
Proceeds from sale of assets................................    12       2        2          --
                                                              ----    ----    -----        ----
          Net cash provided by (used for) investing
            activities......................................     6     (19)     (42)        (10)
                                                              ----    ----    -----        ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable..................................    --      (7)      (4)         --
Repayment of long-term liabilities..........................   (47)    (53)    (103)        (30)
Repayment of capital lease obligations......................    (2)    (15)     (15)         (2)
                                                              ----    ----    -----        ----
          Net cash used for financing activities............   (49)    (75)    (122)        (32)
                                                              ----    ----    -----        ----
Net increase (decrease) in cash and equivalents.............   (63)     21       14          43
Cash and equivalents at beginning of the period.............    68       5       26          40
                                                              ----    ----    -----        ----
Cash and equivalents at end of the period...................  $  5    $ 26    $  40        $ 83
                                                              ====    ====    =====        ====
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Property and equipment acquired under capital lease.........  $ 30    $ --    $  30        $ --
Interest paid...............................................  $ 72    $ 58    $  51        $  8
Conversion of Debentures....................................  $ --    $ --    $  --        $110

   The accompanying notes are an integral part of these financial statements.

                              FLEETFOOT MAX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Fleetfoot Max, Inc. (the "Company") was incorporated in 1980 under the laws of the state of Washington. The Company provides same day, on demand delivery services in the Seattle Commercial Zone which extends from Everett to Tacoma and all of the eastern communities of King County.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Service Corporation ("DMS"), exchanged all of the common stock of the Company for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (5 to 7 years). Capital leases are stated at the present value of the future minimum lease payments and amortized over the life of the lease. Capital lease amortization is included in depreciation expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable, notes receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

                              FLEETFOOT MAX, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

     The Company is a C-Corporation for federal income tax purposes. The Company accounts for income taxes using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

     Deferred tax assets and liabilities arise primarily as a result of net operating loss carry-forwards and differences in the method of accounting for depreciation.

EARNINGS PER SHARE

     Information regarding earnings per share has not been provided because the capital structure is not indicative of the capital structure subsequent to the agreement with DMS Corporation ("DMS") as discussed in Note 1.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                              BALANCE AT                 BALANCE
                                                              BEGINNING                  AT END
                                                              OF PERIOD    WRITE-OFFS   OF PERIOD
                                                              ----------   ----------   ---------
Year ended August 31, 1996..................................     $12          $12          $13
Year ended August 31, 1997..................................      13            2           15
Period ended December 31, 1997..............................      15            4           15

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             AUGUST 31,
                                                            -------------   DECEMBER 31,
                                                            1996    1997        1997
                                                            -----   -----   ------------
Equipment.................................................  $ 162   $ 183      $ 151
Furniture and fixtures....................................     12       5
Vehicles..................................................    123      64         61
Leasehold improvements....................................     54      63         64
                                                            -----   -----      -----
                                                              351     315        276
Accumulated depreciation and amortization.................   (244)   (212)      (182)
                                                            -----   -----      -----
                                                            $ 107   $ 103      $  94
                                                            =====   =====      =====

     Depreciation expense for the years ended August 31, 1995, 1996, 1997, and for the four months ending December 31, 1997 were approximately $64, $53, $52, and $19, respectively.

     Equipment includes the cost of equipment of $30 held by the Company under capital lease agreements described in Note 6 for both years ending August 31, 1996 and 1997 and the four months ending December 31, 1997. The accumulated amortization relating to these assets aggregated $18, $0 and $3, respectively, at August 31, 1996, 1997, and December 31, 1997, respectively.

                              FLEETFOOT MAX, INC.

                             (DOLLARS IN THOUSANDS)

5.  ACCRUED EXPENSES

     Accrued expenses comprised the following:

                                                              AUGUST 31,
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Payroll and payroll taxes...................................  $ 66   $ 85       $ 86
Deferred salaries...........................................    22     22         22
Business taxes payable......................................    18     20         32
                                                              ----   ----       ----
          Total accrued expenses............................  $106   $127       $140
                                                              ====   ====       ====

6.  LEASES

     The Company leases certain office space under operating lease agreements and certain office equipment under capital and operating leases expiring on various dates through 1999. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

                                                              CAPITAL   OPERATING
DECEMBER 31,                                                  LEASES     LEASES
------------                                                  -------   ---------
     1998...................................................    $10      $  101
     1999...................................................     10          66
     2000...................................................     10          17
     2001...................................................      3          --
                                                                ---      ------
Total minimum lease payments................................     33      $  184
                                                                         ======
Amount representing interest................................     (7)
                                                                ---
Present value of net minimum payments.......................     26
Current portion.............................................      6
                                                                ---
                                                                $20
                                                                ===

     Rental expense attributed to office space was approximately $45, $42 and $43 for the years ended August 31, 1995, 1996 and 1997, and $18 for the period ending December 31, 1997, respectively.

7.  LONG-TERM DEBT

     Debt is summarized as follows:

                                                             AUGUST 31,
                                                            -------------   DECEMBER 31,
                                                            1995    1996        1997
                                                            -----   -----   ------------
Government agency note....................................  $ 178   $ 143       $132
Convertible debentures with majority shareholder and other
  related parties.........................................    150     115         --
Unsecured promissory note with majority shareholder.......     70      58         53
Other subordinated notes..................................     30       9         --
                                                            -----   -----       ----
                                                              428     325        185
Less: current portion.....................................   (192)   (176)       (54)
                                                            -----   -----       ----
                                                            $ 236   $ 149       $131
                                                            =====   =====       ====

                              FLEETFOOT MAX, INC.

                             (DOLLARS IN THOUSANDS)

7.  LONG-TERM DEBT (CONTINUED)
     On January 14, 1994, the Company received a U.S. Small Business Administration Note of $250. The note accrues interest at the prime rate plus 2.75% per annum which was 11.0% and 11.25% at August 31, 1996, and 1997, respectively. Interest is accrued, due and payable monthly, in installments, including principal, until December 14, 2000. The note is collateralized by all properties acquired with the proceeds of this loan and certain vehicles and equipment.

     Convertible debentures were issued to the majority shareholder of the Company and other related parties between July 31, 1990 and March 10, 1993. The holder of the note has the option at any time to convert the principal amount outstanding into common shares of the Company at a conversion price of $2.50 for one common share. The debenture notes accrue interest at 15% per annum and interest is accrued, due and payable monthly. The Company is obligated to repay the principal five years from the date of agreements. Principle may be prepaid, in whole or in part, at any time, without penalty. As of August 31, 1997, $115 of the debentures were past due and continued accruing interest per the existing terms of the note. In September 1997, Fleetfoot Max's President converted $110 of convertible debentures into 44,000 shares of Fleetfoot Max, Inc. common stock. The remaining balance of $5 was repaid in December 1997.

     On March 5, 1991, the Company entered into a $115 promissory note agreement with the majority shareholder of the Company. The note accrues interest at a rate of 12% per annum. Principal and interest are payable in monthly installments of $2 until March 2001.

     Other subordinated notes consist of a leasehold improvement loan and miscellaneous vehicle loans. The loans accrue interest at rates between 7.25% and 10% and mature on multiple dates between fiscal 1995 and fiscal 1998. No amounts remained outstanding at December 31, 1997.

     Fixed and determinable maturities of long-term debt at December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
1998........................................................  $ 54
1999........................................................    60
2000........................................................    67
2001........................................................     4
                                                              ----
                                                              $185
                                                              ====

8.  INCOME TAXES

     The provision for income taxes comprised the following:

                                                             YEAR ENDED
                                                             AUGUST 31,       PERIOD ENDED
                                                         ------------------   DECEMBER 31,
                                                         1995   1996   1997       1997
                                                         ----   ----   ----   ------------
Current tax expense (benefit)..........................  $ (9)  $ 38   $45        $21
Deferred tax expense (benefit).........................    (1)    (7)    2          4
Change in valuation allowance..........................    10    (92)   --         --
                                                         ----   ----   ---        ---
Provision for (benefit attributable to) income taxes...  $      $(61)  $47        $25
                                                         ====   ====   ===        ===

                              FLEETFOOT MAX, INC.

                             (DOLLARS IN THOUSANDS)

8.  INCOME TAXES (CONTINUED)
     Temporary differences giving rise to the Company's deferred tax assets and liabilities comprised the following:

                                                              AUGUST 31,
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Net operating loss..........................................  $50    $ 5        $--
Depreciation and amortization...............................    4      1          2
A/R reserve and accrued liabilities.........................    7      8          8
                                                              ---    ---        ---
Net deferred tax asset......................................  $61    $14        $10
                                                              ===    ===        ===

     A reconciliation between the income tax benefit (provision) at the U.S. statutory rate and the recorded provisions is as follows:

                                                               YEAR ENDED
                                                               AUGUST 31,     PERIOD ENDED
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
Income tax provision at the statutory rate..................  $ 34     $43        $22
Permanent differences between book and tax income...........     1       1         --
Reduction of valuation allowance............................   (92)     --          1
Other.......................................................    (4)      3        $ 2
                                                              ----     ---        ---
                                                              $(61)    $47        $25
                                                              ====     ===        ===

     The change in the effective income tax rate varies from the Federal statutory rate due to management's assessment of future profitability and the related effect on the valuation allowance on deferred assets.

     SFAS 109 requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Based on the evidence available at August 31, 1995, and the loss position of the Company in 1995 and the previous two years, management determined the need for a full valuation allowance against the net deferred tax asset at August 31, 1995.

     During both 1996 and 1997 the Company reduced the full valuation allowance to reflect the deferred tax assets utilized in those years to reduce current income taxes and to recognize the deferred tax assets. The recognized deferred tax asset is based upon expected utilization of net operating loss carry-forwards and reversal of certain temporary differences.

9.  RELATED PARTY TRANSACTIONS

     In 1991, the Company entered into a royalty agreement with ABC Messengers, an unrelated party. On November 29, 1993, Fleetfoot Max's President and General Manager purchased the royalty contract from ABC Messengers. Pursuant to the agreement the President and General Manager of Fleetfoot Max, Inc. received a monthly royalty of 10-16% of sales related to ABC Messengers' customer base for the remaining period of the outstanding contract. Amounts paid under the royalty agreement to the related parties were $54, $54 and $5 for the years ending August 31, 1995, 1996 and 1997, respectively. The agreement expired in September 1996.

                              FLEETFOOT MAX, INC.

                             (DOLLARS IN THOUSANDS)

10.  LITIGATION

     Certain pending litigation relating to matters that are in the ordinary course of the Company's business activities are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of A&W Couriers, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of A&W Couriers, Inc. at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998 the Company sold its outstanding stock to Dispatch Management Services Corporation. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/  PRICE WATERHOUSE LLP

Price Waterhouse LLP
Austin, Texas
April 16, 1998

                               A&W COURIERS, INC.

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
                                  ASSETS
Current assets
  Cash and cash equivalents.................................  $131    $170
  Investments...............................................    21      18
  Accounts receivable, less allowances for doubtful accounts
     of $30.................................................   148     176
  Prepaid and other current assets..........................    29      28
                                                              ----    ----
          Total current assets..............................   329     392
Property and equipment, net.................................    21      59
Other assets................................................    10       2
                                                              ----    ----
                                                              $360    $453
                                                              ====    ====

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................  $ 36    $ 68
  Accrued commissions -- related parties....................   211     228
                                                              ----    ----
          Total current liabilities.........................   247     296
                                                              ----    ----

Commitments and contingencies

Stockholder's equity:
  Common stock; $1.00 par value; 40,000 shares authorized;
     2,632 shares issued and outstanding....................     3       3
  Additional paid-in capital................................    58      58
  Retained earnings.........................................    52      96
                                                              ----    ----

          Total Stockholder's equity........................   113     157
                                                              ----    ----
                                                              $360    $453
                                                              ====    ====

                See accompanying notes to financial statements.

                               A&W COURIERS, INC.

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Net sales...................................................  $1,461   $1,560   $1,698
Cost of sales...............................................     893      940    1,020
                                                              ------   ------   ------
  Gross margin..............................................     568      620      678
Selling, general and administrative expenses
  Operating expenses........................................     198      228      263
  Sales and marketing.......................................     127      102       89
  General expenses..........................................     323      289      270
  Depreciation..............................................      11       10       10
                                                              ------   ------   ------
                                                                 659      629      632
                                                              ------   ------   ------
  Operating income (loss)...................................     (91)      (9)      46
  Interest income...........................................       4        4        4
  Other income (expense)....................................      15       (2)       3
                                                              ------   ------   ------
Income (loss) before provision for income taxes.............     (72)      (7)      53
Income tax expense..........................................       3        4        9
                                                              ------   ------   ------
          Net income (loss).................................  $  (75)  $  (11)  $   44
                                                              ======   ======   ======

                See accompanying notes to financial statements.

                               A&W COURIERS, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                         COMMON STOCK     ADDITIONAL
                                                        ---------------    PAID-IN     RETAINED
                                                        SHARES   AMOUNT    CAPITAL     EARNINGS   TOTAL
                                                        ------   ------   ----------   --------   -----
Balance at December 31, 1994..........................     3       $3        $58         $138     $199
  Net loss............................................    --       --         --          (75)     (75)
                                                          --       --        ---         ----     ----
Balance at December 31, 1995..........................     3        3         58           63      124
  Net loss............................................    --       --         --          (11)     (11)
                                                          --       --        ---         ----     ----
Balance at December 31, 1996..........................     3        3         58           52      113
  Net income..........................................    --       --         --           44       44
                                                          --       --        ---         ----     ----
Balance at December 31, 1997..........................     3       $3        $58         $ 96     $157
                                                          ==       ==        ===         ====     ====

                See accompanying notes to financial statements.

                               A&W COURIERS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(75)    $(11)      44
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation..............................................    11       10       10
  Loss on disposal of equipment.............................    --        2
  Unrealized (gain) loss on short-term investments..........    (2)      --        1
  Changes in assets and liabilities:
     Accounts receivable....................................   (24)      (7)     (28)
     Prepaid and other current assets.......................    --       --        3
     Other assets...........................................    (4)      (3)       9
     Accounts payable.......................................    (5)       2       15
     Accrued expenses.......................................    52       41       34
                                                              ----     ----     ----
          Net cash provided by (used for) operating
            activities......................................   (47)      34       88
                                                              ----     ----     ----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (13)      --      (49)
                                                              ----     ----     ----
          Net cash used for investing activities............   (13)      --      (49)
                                                              ----     ----     ----
Net increase (decrease) in cash and equivalents.............   (60)      34       39
Cash and equivalents at beginning of period.................   157       97      131
                                                              ----     ----     ----
Cash and equivalents at end of period.......................  $ 97     $131     $170
                                                              ====     ====     ====

Supplemental disclosures of cash paid for income taxes......  $ --     $  3     $  4
                                                              ====     ====     ====

                See accompanying notes to financial statements.

                               A&W COURIERS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     A&W Couriers, Inc. (the "Company") provides same-day, on-demand delivery services in the Houston, Texas metropolitan area.

SUBSEQUENT EVENT

     On February 11, 1998, the Company and its Shareholders complete a transaction with Dispatch Management Services Corp. ("DMS") whereby all of the common stock of the Company was exchanged for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of approximately three months or less at date of purchase to be cash equivalents.

INVESTMENTS

     Investments consist of equity securities and corporate bonds. Under the Provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its investments as trading securities with unrealized gains and losses included in earnings. Unrealized gains (losses) of $2, $0, and $1 for the years ended December 31, 1995, 1996, and 1997, respectively, are included in the statement of operations.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the related assets, generally five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable/payable and accrued expenses approximates fair value because of the short maturity of these instruments.

                               A&W COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

INCOME TAXES

     The Company is a C-Corporation for federal and state income tax purposes. The Company accounts for income taxes using the an asset and liability method under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

3.  PREPAID AND OTHER CURRENT ASSETS

     Prepaid and other current assets comprised the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Prepaid expenses............................................  $28     $17
Other.......................................................    1      11
                                                              ---     ---
                                                              $29     $28
                                                              ===     ===

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Equipment...................................................  $43     $92
Furniture and fixtures......................................   12      12
Vehicles....................................................   23      23
                                                              ---     ---
                                                               78     127
Accumulated depreciation....................................   57      68
                                                              ---     ---
                                                              $21     $59
                                                              ===     ===

                               A&W COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accrued expenses comprised the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Accounts Payable............................................  $ 6     $21
Payroll and Payroll taxes...................................   16      22
Accrued commissions -- other................................   11      18
Other.......................................................    3       7
                                                              ---     ---
          Total accounts payable and accrued expenses.......  $36     $68
                                                              ===     ===

6.  INCOME TAXES

     The provision for income taxes is comprised of current Federal income tax expense of $3, $4, and $9 for the years ended December 31, 1995, 1996, and 1997, respectively.

     The provision for income taxes differs from income taxes computed by applying the U.S. statutory federal income tax rate as a result of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Taxes computed at federal statutory rate (15%)..............  $(11)     $(1)     $8
Change in valuation allowance...............................    13        3       2
Other.......................................................     1        2      (1)
                                                              ----      ---      --
Provision for income taxes..................................  $  3      $ 4      $9
                                                              ====      ===      ==
Effective rate..............................................     4%      57%     18%
                                                              ====      ===      ==

     Temporary differences giving rise to the Company's deferred tax assets comprised the following:

                                                                DECEMBER 31,
                                                                ------------
                                                                1996    1997
                                                                ----    ----
Deferred tax assets
  Accounts receivable allowances............................    $ 5     $ 5
  Accrued liabilities.......................................     36      40
  Other.....................................................      3
                                                                ---     ---
                                                                 44      45
Deferred tax liabilities -- prepaid expenses................     (4)     (3)
                                                                ---     ---
                                                                 40      42
Less valuation allowance....................................    (40)    (42)
                                                                ---     ---
                                                                $--     $--
                                                                ===     ===

     A valuation allowance has been provided based on management's assessment of the ultimate realization of the deferred tax assets.

7.  RELATED PARTY TRANSACTIONS

     At December 31, 1996 the Company had $1 note receivable from shareholder. At December 31, 1996 and 1997, the Company had commissions payable to current and former shareholders of the Company of $211 and $228, respectively. Commissions are generally calculated as 4% of revenue and are payable on demand.

                               A&W COURIERS, INC.

                             (DOLLARS IN THOUSANDS)

8.  COMMITMENTS AND CONTINGENCIES

     Operating Leases. The Company leases certain office equipment under operating leases expiring on various dates through December 2001. Future minimum lease payments required under leases that have noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:

1998........................................................  $28
1999........................................................   28
2000........................................................   30
2001........................................................   10
                                                              ---
                                                              $96
                                                              ===

     Rental expense charged to operations was approximately $24, $26, and $24 respectively, for the years ended December 31, 1995, 1996, and 1997.

     Litigation. The Company is, from time to time, a party to litigation arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse impact on the financial position, results of operations or cash flows of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Express Enterprise, Inc.
Ground Operations

     In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of the Ground Operations of Express Enterprise, Inc. (the "Company"), at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, on February 11, 1998 the Company sold its net assets to Dispatch Management Services Corp. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Bloomfield Hills, Michigan
April 15, 1998

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
                                  ASSETS
Current assets
  Cash......................................................  $ 13    $ --
  Accounts receivable, net..................................    90     163
  Other current assets......................................    --       1
                                                              ----    ----
          Total current assets..............................   103     164
Property and equipment, net.................................    61      34
Deposits....................................................    14      12
Amount receivable from an affiliate.........................   131     110
                                                              ----    ----
                                                              $309    $320
                                                              ====    ====

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Book overdraft............................................  $ --    $ 22
  Accounts payable..........................................    44      55
  Accrued expenses..........................................    80      96
  Current maturities of long-term debt and capital lease
     obligations............................................    46      31
                                                              ----    ----
          Total current liabilities.........................   170     204
Long-term debt, net of current portion......................    60      26
Capital lease obligation, net of current portion............    24       6
                                                              ----    ----
          Total liabilities.................................   254     236
                                                              ----    ----
Commitments and contingencies
Stockholders' equity
  Common stock; $1.0 par value; 50,000 shares authorized;
     1,000 shares issued and outstanding....................     1       1
  Retained earnings -- Ground Operations....................    54      83
                                                              ----    ----
                                                                55      84
                                                              ----    ----
                                                              $309    $320
                                                              ====    ====

                See accompanying notes to financial statements.

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
Net sales................................................  $1,344    $1,612    $1,981
Cost of sales............................................     812       986     1,222
                                                           ------    ------    ------
  Gross margin...........................................     532       626       759
                                                           ------    ------    ------
Operating expenses.......................................     202       246       305
Sales and marketing......................................      30        16        10
General and administrative expenses......................     235       277       365
Depreciation.............................................      53        47        36
                                                           ------    ------    ------
                                                              520       586       716
                                                           ------    ------    ------
Operating income.........................................      12        40        43
Other expense
  Interest expense.......................................      16        16        14
                                                           ------    ------    ------
Net (loss) income........................................  $   (4)   $   24    $   29
                                                           ======    ======    ======
Unaudited pro forma information
Pro forma net income before provision for income tax.....  $   (4)   $   24    $   29
Provision for income taxes...............................                 8        10
                                                           ------    ------    ------
Pro forma net (loss) income..............................  $   (4)   $   16    $   19
                                                           ======    ======    ======

                See accompanying notes to financial statements.

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

                       STATEMENT OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 RETAINED
                                                               COMMON STOCK      EARNINGS
                                                              ---------------     GROUND
                                                              SHARES   AMOUNT   OPERATIONS   TOTAL
                                                              ------   ------   ----------   ------
Balance at December 31, 1994................................  1,000      $1        $34        $35
  Net income................................................                        (4)        (4)
                                                              -----      --        ---        ---
Balance at December 31, 1995................................  1,000       1         30         31
  Net income................................................                        24         24
                                                              -----      --        ---        ---
Balance at December 31, 1996................................  1,000       1         54         55
  Net income................................................                        29         29
                                                              -----      --        ---        ---
Balance at December 31, 1997................................  1,000      $1        $83        $84
                                                              =====      ==        ===        ===

                See accompanying notes to financial statements.

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................  $ (4)    $ 24     $ 29
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation..............................................    53       47       36
  Changes in assets and liabilities:
     Accounts receivable....................................   (14)     (16)     (73)
     Other assets...........................................   (12)      10        1
     Accounts payable and overdraft.........................    37      (11)      33
     Accrued expenses.......................................    63       17       16
     Amount receivable from affiliate.......................   (61)     (30)      21
                                                              ----     ----     ----
          Net cash provided by operating activities.........    62       41       63
                                                              ----     ----     ----
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment......................................   (32)      (7)     (21)
Proceeds from sale of equipment.............................    (3)      --       12
                                                              ----     ----     ----
          Net cash used for investing activities............   (35)      (7)      (9)
                                                              ----     ----     ----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loans...............................    32       50
Repayment of long-term loans................................   (56)     (60)     (48)
Repayment of capital lease obligation.......................    (4)     (11)     (19)
                                                              ----     ----     ----
          Net cash used for financing activities............   (28)     (21)     (67)
                                                              ----     ----     ----
Net (decrease) increase in cash.............................    (1)      13      (13)
Cash at beginning of the period.............................     1       --       13
                                                              ----     ----     ----
Cash at the end of the period...............................  $ --     $ 13     $ --
                                                              ====     ====     ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $ 16     $ 16     $ 14
                                                              ====     ====     ====

                See accompanying notes to financial statements.

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BUSINESS ORGANIZATION

     Express Enterprise, Inc., operates business as Express Messenger Services, Inc., (the Company) and provides same-day, on-demand delivery and logistics services in the Detroit, Michigan metropolitan area.

     On February 11, 1998, the Company and its shareholders completed a transaction with Dispatch Management Service Corp. ("DMS") whereby certain net assets of the Company was exchanged for cash and shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Effective January 1, 1997, the Company transferred its air operations to another affiliate, Express Core, Inc. As a result of this transfer, all the related assets and liabilities of the air operations were transferred at net book value. These financial statements have been prepared on a carve-out basis and exclude the air operations for all periods presented.

     Transactions between the ground operations and the air operations are herein referred to as "related party" transactions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized when packages are delivered to the customer.

PROPERTY AND EQUIPMENT

     Vehicles, equipment under capital lease, leasehold improvements and equipment are carried at cost. Depreciation is provided using the accelerated method over the estimated useful lives of the related assets (generally five years). Assets subject to capital leases are amortized using the accelerated method over the estimated useful lives, or over the terms of the leases, if shorter.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash, accounts receivable/payable, and accrued expenses approximates fair value because of the short maturity of these instruments. The estimated fair value of long-term debt and capital lease obligations approximates its carrying value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially expose the Company to a concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) performs ongoing credit evaluations of its customers to reduce the risk of loss. In 1996 and 1997, the Company's two largest customers accounted for approximately 25% of sales.

INCOME TAXES

     The Company files consolidated federal and state income returns for both ground and air operations. As discussed in Note 2, the unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as if the Company's ground operations had been individually subject to Federal and State income taxes for the entire periods presented.

     There are differences between the financial statement carrying amounts and the tax bases of existing asset and liabilities. At December 31, 1996 and 1997, the tax basis of the Company's net assets and liabilities exceed the financial reporting bases by approximately $12 and $25, respectively.

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                         BALANCE AT   CHARGED TO                 BALANCE
                                                         BEGINNING    COSTS AND                  AT END
                                                         OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
                                                         ----------   ----------   ----------   ---------
Year ended December 31, 1996...........................     $--          $10           $--         $10
Year ended December 31, 1997...........................     $10          $--           $--         $10

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Current assets
  Leasehold Improvement.....................................  $   3   $   9
  Furniture and equipment...................................     65      78
  Vehicles..................................................     69      25
  Equipment under capital lease.............................     58      58
                                                              -----   -----
                                                                195     170
Accumulated depreciation and amortization...................   (134)   (136)
                                                              -----   -----
                                                              $  61   $  34
                                                              =====   =====

     Depreciation expense for the years ended December 31, 1995, 1996, and 1997 were approximately $53, $47, and $36, respectively. As of December 31, 1996 and 1997, vehicles amounting to approximately $65 and equipment under capital leases of approximately $58 are secured as a collateral for long-term debt and capital lease obligations of the Company.

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

5.  ACCRUED EXPENSES

     Accrued expenses comprised the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Payroll and payroll taxes...................................  $75     $82
Accrued vacation............................................    2      14
Other.......................................................    3      --
                                                              ---     ---
          Total accrued expenses............................  $80     $96
                                                              ===     ===

6.  OPERATING LEASES

     The Company leases all of its employees, including the officers of the Company. The expenses related to the employees, including fringe benefits and payroll taxes, for the years ended December 31, 1995, 1996, and 1997 were approximately $389, $528, and $551, respectively.

     The Company leases various vehicles and equipment under operating lease agreements. Rent expense related to these leases for the years ended December 31, 1995, 1996, and 1997 was $38, $84, and $87, respectively.

     The Company leases its facility under an operating lease. The agreement provides for minimum lease payments and additional rentals based upon common area expenses. Rent expense related to the lease for the years ended December 31, 1995, 1996, and 1997 was $67, $67 and $25, respectively.

     The Company entered into a lease agreement during March 1997 to rent additional office space under a noncancellable operating lease. Rent expense related to the office space was $4 for the year ended December 31, 1997.

     Minimum lease payments for the fiscal years ending December 31:

1998........................................................  $26
1999........................................................   26
2000........................................................    2
                                                              ---
                                                              $54
                                                              ===

7.  LONG-TERM DEBT

     The Company's long-term debt consists of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Installment note due in monthly installments of $814, which
  includes interest at 10%, expiring February 2001..........  $38     $33
Installment note due in monthly installments of $308, which
  includes interest at 16%, expiring February 1997..........    1
Installment note due in monthly installments of $451, which
  includes interest at 7.5%, expiring June 1998.............    8       3
Installment note due in monthly installments of $411, which
  includes interest at 9.5%, expiring April 1998............    7       3

                            EXPRESS ENTERPRISE, INC.
                               GROUND OPERATIONS

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
7.  LONG-TERM DEBT (CONTINUED)
Installment note due in monthly installments of $194, which
  includes interest at 7.75%, expiring April 1999...........    5
Installment note due in monthly installments of $511, which
  includes interest at 7.75%, expiring October 1999.........   16
Installment note due in monthly installments of $394, which
  includes interest at 10.7%, expiring November 1999........   12
Installment note due in monthly installments of $309, which
  includes interest at 7.4%, expiring April 1997............    1
                                                              ---     ---
          Total long-term debt..............................   88      39
Less -- current portion of long-term debt...................   28      13
                                                              ===     ===
                                                              $60     $26
                                                              ===     ===

     The following is a summary of principal maturities of long-term debt as of December 31, 1997:

1998........................................................  $13
1999........................................................    7
2000........................................................    8
2001........................................................    9
2002........................................................    2
                                                              ---
                                                              $39
                                                              ===

     Interest expense on the long-term debt for the period ended December 31, 1995, 1996, and 1997 was $14, $16, and $16, respectively.

8.  CAPITAL LEASE OBLIGATIONS

     The Company has acquired various equipment under the provisions of capital lease agreements. These lease obligations consist of:

                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Capital lease obligation due in monthly installments of
  $143, payable through June 1997...........................  $ 1     $--
Capital lease obligation, due in monthly installments of
  $194, payable through December 1997.......................    2
Capital lease obligation, due in monthly installments of
  $313, payable through May 1999............................   10       5
Capital lease obligation due in monthly installments of
  $697, payable through September 1998......................   15       7
Capital lease obligation due in monthly installments of
  $837, payable through April 1999..........................   24      15
                                                              ---     ---
Total minimum lease payments................................   52      27
Amount representing interest................................   10       3
                                                              ---     ---
Present value of net minimum lease payment..................   42      24
Less current maturities.....................................   18      18
                                                              ---     ---
                                                              $24     $ 6
                                                              ===     ===

     The following is a summary of future minimum lease payments due under capital lease arrangements as of December 31, 1997:

1998........................................................  $18
1999........................................................    6
                                                              ---
                                                              $24
                                                              ===

9.  RELATED PARTY TRANSACTIONS

     The Company incurs common overhead costs for ground and air divisions. These costs have been allocated to respective divisions based upon revenue generated by each division and estimate of time spent by the employees on each division. Management of the Company believes the current allocation method of allocating common overhead is reasonable. Overhead costs allocated to air divisions for the period ended December 31, 1995, 1996, and 1997 were approximately $27, $104, and $142, respectively. At December 31, 1996 and 1997, the Company had a receivable from the air division of the Company of $131 and $89, respectively. This receivable is receivable on-demand and does not accrue interest.

     Additionally, the Company incurs direct expenses for an affiliated company, Logistics, whose operations are similar to those of the ground operations. Through a contractual arrangement, Logistics records 20% of revenue billed to its customers and the Company records 80% of revenue which is applied against such direct expenses. For the year ended December 31, 1997, sales to Logistics customers were approximately $29 for the Company. Direct expenses for Logistics for the year ended December 31, 1997 was approximately $8. The Company also incurs common overhead costs on behalf of Logistics. At December 31, 1997, the Company had a receivable from Logistics of $21. This receivable is a receivable on demand and does not accrue interest.

10. COMMITMENTS AND CONTINGENCIES

  Litigation.

     The Company is, from time to time, a party to litigation arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its obligation. Management believes that none of these actions will have a material impact on the Company's financial position, results of operations, or cash flows.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholder
RJK Enterprises Inc. (d.b.a. Deadline Express)

     We have audited the accompanying balance sheets of RJK Enterprises Inc. (the "Company") as of December 31, 1996 and September 30, 1997, and the related statements of operations and accumulated deficit and cash flows for the period from March 6, 1996 to December 31, 1996 and the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of RJK Enterprises Inc. at December 31, 1996 and September 30, 1997 and the results of its operations and its cash flows for the period from March 6, 1996 to December 31, 1996 and for the nine months ended September 30, 1997 in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
December 5, 1997

                              RJK ENTERPRISES INC.
                           (D.B.A. DEADLINE EXPRESS)

                                 BALANCE SHEETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1996           1997
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Accounts receivable.......................................    $127,270       $145,564
  Prepaid expenses and other current assets.................       2,502          8,601
  Due from officer..........................................      10,000         10,000
                                                                --------       --------
          Total current assets..............................     139,772        164,165
Furniture and fixtures, at cost.............................      11,000         11,000
Accumulated depreciation....................................      (1,572)        (2,751)
                                                                --------       --------
Net furniture and fixtures..................................       9,428          8,249
Other assets................................................       4,000          4,000
                                                                --------       --------
                                                                $153,200       $176,414
                                                                ========       ========

                         LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 61,155       $ 70,838
  Management services (Note 3)..............................      25,434         43,169
  Loans payable to stockholder (Note 2).....................      67,000         67,000
                                                                --------       --------
          Total current liabilities.........................     153,589        181,007
Common stock, no par value, 1000 shares authorized, issued
  and outstanding...........................................       1,000          1,000
Accumulated deficit.........................................      (1,389)        (5,593)
                                                                --------       --------
Net stockholder's deficiency................................        (389)        (4,593)
                                                                --------       --------
                                                                $153,200       $176,414
                                                                ========       ========

                            See accompanying notes.

                              RJK ENTERPRISES INC.
                           (D.B.A. DEADLINE EXPRESS)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                           PERIOD FROM     PERIOD FROM
                                                             MARCH 6,       MARCH 6,       NINE MONTHS
                                                             1996 TO         1996 TO          ENDED
                                                           DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               1996           1996            1997
                                                           ------------   -------------   -------------
                                                                           (UNAUDITED)
Revenue from courier services............................   $1,177,265      $824,108       $  962,090
Management services(Note 3)..............................      753,446       535,815          663,219
Selling, general and administrative expenses.............      429,617       308,973          374,715
                                                            ----------      --------       ----------
                                                             1,183,063       844,788        1,037,934
Operating loss...........................................       (5,798)      (20,680)         (75,844)
Other income(Note 4).....................................        4,409         3,109           71,640
                                                            ----------      --------       ----------
Net loss.................................................       (1,389)      (17,571)          (4,204)
Accumulated deficit at beginning of period...............           --            --           (1,389)
                                                            ----------      --------       ----------
Accumulated deficit at end of period.....................   $   (1,389)     $(17,571)      $   (5,593)
                                                            ==========      ========       ==========

                            See accompanying notes.

                              RJK ENTERPRISES INC.
                           (D.B.A. DEADLINE EXPRESS)

                            STATEMENTS OF CASH FLOWS

                                                           PERIOD FROM     PERIOD FROM
                                                             MARCH 6,       MARCH 6,       NINE MONTHS
                                                             1996 TO         1996 TO          ENDED
                                                           DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               1996           1996            1997
                                                           ------------   -------------   -------------
                                                                           (UNAUDITED)
OPERATING ACTIVITIES
Net loss.................................................    $ (1,389)      $(17,571)       $ (4,204)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation...........................................       1,572          1,100           1,179
  Changes in operating assets and liabilities net of
     effect of acquisition of JRED Enterprises, Inc. in
     1996(Note 1):
     Accounts receivable.................................      (5,050)        (9,378)        (18,294)
     Prepaid expenses and other current assets...........      (2,502)       (13,035)         (6,099)
     Due from officer....................................     (10,000)          (400)             --
     Accounts payable and accrued expenses...............     (84,302)       (43,260)          9,683
     Management services.................................      25,434         23,993          17,735
                                                             --------       --------        --------
Net cash used in operating activities....................     (76,237)       (58,551)             --
INVESTING ACTIVITIES
Cash acquired(Note 1)....................................       8,237          8,237              --
                                                             --------       --------        --------
Net cash provided by investing activities................       8,237          8,237              --
FINANCING ACTIVITIES
Issuance of common stock.................................       1,000          1,000              --
Net increase in loans payable to stockholder.............      67,000         57,000              --
                                                             --------       --------        --------
Net cash provided by financing activities................      68,000         58,000              --
                                                             --------       --------        --------
Net increase in cash and cash equivalents................          --          7,686              --
Cash and cash equivalents at beginning of period.........          --             --              --
                                                             --------       --------        --------
Cash and cash equivalents at end of period...............    $     --       $  7,686        $     --
                                                             ========       ========        ========

                            See accompanying notes.

                              RJK ENTERPRISES INC.
                           (D.B.A. DEADLINE EXPRESS)

                         NOTES TO FINANCIAL STATEMENTS

            PERIODS FROM MARCH 6, 1996 TO DECEMBER 31, 1996 AND FROM
MARCH 6, 1996 TO SEPTEMBER 30, 1996 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      1997
    (INFORMATION FOR THE PERIOD FROM MARCH 6, 1996 TO SEPTEMBER 30, 1996 IS
                                   UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     RJK Enterprises Inc. "d.b.a. Deadline Express" (the "Company") was incorporated on March 6, 1996 in the State of Illinois. The Company operates as a courier service covering the Chicago area. Effective March 8, 1996, the Company acquired certain assets and liabilities of JRED Enterprises, Inc. "d.b.a. Deadline Express" pursuant to an assignment for the benefit of the creditors of JRED Enterprises, Inc. "d.b.a. Deadline Express". The assets acquired and liabilities assumed were as follows:

                                ASSETS
Cash........................................................  $  8,237
Accounts receivable.........................................   122,220
Furniture and fixtures......................................    11,000
Deposit and other assets....................................     4,000
                                                              --------
                                                              $145,457
                                                              ========

                             LIABILITIES
Accounts payable and accrued expenses.......................  $145,457
                                                              ========

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Depreciation

     Depreciation of furniture and fixtures is provided for on an accelerated method over the estimated useful lives (five years) of the assets.

  Revenue Recognition

     Courier services revenues are recognized in the period in which they are earned.

  Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  Income Taxes

     The Company operates under the provisions of Subchapter S of the Internal Revenue Code and, consequently, in not subject to federal income tax; rather the stockholder is liable for individual income taxes on his share of taxable income.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              RJK ENTERPRISES INC.
                           (D.B.A. DEADLINE EXPRESS)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Unaudited Information

     The unaudited financial statements, for the period from March 6, 1996 to September 30, 1996 reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation. The results for the interim periods presented are not necessarily indicative of full year results.

2.  LOANS PAYABLE TO STOCKHOLDER

     Loans payable to stockholder consist of amounts due to the Company's stockholder. Such loans are interest-free and were paid on October 28, 1997.

3.  MANAGEMENT SERVICES

     The Company has an agreement with Union Services of Chicago Inc. ("USC") (a company owned by an officer of the Company). Under the terms of this agreement, USC provides various services including the administration and payment of wages, payroll taxes and workers' compensation. USC is compensated for such services based on a formula, as defined. The agreement has no defined term and will continue until terminated with 30 days notice by either party.

4.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Office space is leased under an operating lease expiring on August 31, 1998. The lease provides for minimum monthly rent of $2,700, plus expense escalations ($2,525 through August 31, 1997).

     Rent expense amounted to approximately $2,600 per month. Other income primarily represents rental income from the sub-leasing of a portion of the office space on a month-to-month basis.

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders
Deadline Express, Inc.

     We have audited the accompanying balance sheet of Deadline Express, Inc. (the "Company") as of December 31, 1997 and the related statements of operations and accumulated deficit and cash flows for the period from August 29, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Deadline Express, Inc. at December 31, 1997 and the results of its operations and its cash flows for the period from August 29, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

                                                         /s/  ERNST & YOUNG LLP

New York, New York
April 24, 1998

                             DEADLINE EXPRESS, INC.

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $    170
  Accounts receivable.......................................     115,687
  Prepaid expenses and other current assets.................       6,074
                                                                --------
          Total current assets..............................     121,931
Property and equipment, at cost
  Computer equipment........................................      19,523
  Furniture and fixtures....................................       6,372
  Leasehold improvements....................................         251
                                                                --------
                                                                  26,146
Accumulated depreciation....................................        (610)
                                                                --------
Property and equipment, at net book value...................      25,537
Deposits....................................................       3,000
Deferred tax asset..........................................      10,000
Goodwill, net of accumulated amortization of $2,351.........     491,282
                                                                --------
                                                                $651,750
                                                                ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 18,598
  Management services (Note 2)..............................      21,362
                                                                --------
          Total current liabilities.........................      39,960
  Promissory note payable (Note 1)..........................     170,000
Stockholders' equity:
Common stock, $0.01 par value, 15,000 shares authorized,
  9,100 shares issued and outstanding.......................          91
Additional paid in capital..................................     459,909
Accumulated deficit.........................................     (18,210)
                                                                --------
Net stockholders' equity....................................     441,790
                                                                --------
                                                                $651,750
                                                                ========

                            See accompanying notes.

                             DEADLINE EXPRESS, INC.

                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                              PERIOD FROM
                                                               AUGUST 29,
                                                                1997 TO
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
Revenue from courier services...............................    $209,784
                                                                --------
Management services (Note 2)................................     159,177
Selling, general and administrative expenses................      94,290
                                                                --------
                                                                 253,467
                                                                --------
Operating loss..............................................     (43,683)
Interest expense............................................      (3,400)
Other income (Note 3).......................................      18,873
                                                                --------
Net loss before income taxes................................     (28,210)
Income tax benefit..........................................      10,000
                                                                --------
Net loss (accumulated deficit)..............................    $(18,210)
                                                                ========

                            See accompanying notes.

                             DEADLINE EXPRESS, INC.

                            STATEMENTS OF CASH FLOWS

                                                              PERIOD FROM
                                                               AUGUST 29,
                                                                1997 TO
                                                              DECEMBER 31,
                                                                  1997
                                                              ------------
OPERATING ACTIVITIES
Net loss....................................................    $(18,210)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of goodwill..................................       2,351
  Deferred tax asset........................................     (10,000)
  Depreciation..............................................         610
  Changes in operating assets and liabilities net of effect
     of acquisition of RJK Enterprises, Inc. (Note 1):
     Accounts receivable....................................      16,335
     Prepaid expenses and other current assets..............      (6,074)
     Accounts payable and accrued expenses..................      (9,554)
     Management services....................................     (31,213)
                                                                --------
Net cash used in operating activities.......................     (55,755)
INVESTING ACTIVITIES
Fixed assets purchased......................................     (19,775)
Purchase of substantially all of the assets of RJK
  Enterprises, Inc., net of cash acquired (Note 1):.........    (384,300)
                                                                --------
Net cash used in investing activities.......................    (404,075)
FINANCING ACTIVITIES
Issuance of common stock....................................          91
Capital contributions.......................................     459,909
                                                                --------
Net cash provided by financing activities...................     460,000
                                                                --------
Net increase in cash and cash equivalents...................         170
Cash and cash equivalents at beginning of period............          --
                                                                --------
Cash and cash equivalents at end of period..................    $    170
                                                                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................    $  3,400
                                                                ========

                            See accompanying notes.

                             DEADLINE EXPRESS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Deadline Express, Inc., formerly Deadline Acquisition Corp., (the "Company") was incorporated on August 29, 1997 in the State of Illinois. The Company operates as a courier service covering the Chicago area. Effective October 28, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of RJK Enterprises, Inc. "d.b.a. Deadline Express." The acquisition is being accounted for as a purchase. The assets acquired and liabilities assumed were as follows:

ASSETS:
  Cash......................................................  $  5,700
  Accounts receivable.......................................   132,022
  Furniture and fixtures....................................     6,372
  Deposits..................................................     3,000
                                                              --------
                                                              $147,094
                                                              ========
LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 28,152
  Management services.......................................    52,575
                                                              --------
                                                                80,727
                                                              --------
          Net assets acquired...............................  $ 66,367
                                                              ========

     The purchase price comprised of the following:

Cash........................................................  $390,000
Promissory note.............................................   170,000
                                                              --------
          Total purchase price..............................  $560,000
                                                              ========

     The excess of the purchase price over the net assets acquired, $493,633, has been accounted for as goodwill.

     The promissory note is payable on March 31, 1999 and bears interest at 12% per annum.

     Pro forma results of operations for the year ended December 31, 1997 assuming the above acquisition occurred on January 1, 1997 is as follows:

Revenue from courier services...............................  $1,264,922
                                                              ----------
Management services.........................................     894,122
Selling, general and administrative expenses................     508,879
                                                              ----------
                                                               1,403,001
                                                              ----------
Operating loss..............................................    (138,079)
Interest expense............................................      (3,400)
Other income................................................      98,700
                                                              ----------
          Net loss..........................................  $  (42,779)
                                                              ==========

  Summary of Significant Accounting Policies

  GOODWILL

     Goodwill is being amortized on the straight-line method over thirty five years.

                             DEADLINE EXPRESS, INC.

  DEPRECIATION

     Depreciation of property and equipment is provided for on the straight line method over the estimated useful lives of the assets (three years).

  REVENUE RECOGNITION

     Courier services revenues are recognized in the period in which they are earned.

  CASH EQUIVALENTS

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $28,000 that will expire in 2002. The deferred tax asset related to such net operating loss carryforwards amounted to approximately $10,000 at December 31, 1997.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  MANAGEMENT SERVICES

     The Company has an agreement with Union Services of Chicago Inc. ("USC") (a company owned by an officer of the Company). Under the terms of this agreement, USC provides various services including the administration and payment of wages, payroll taxes and workers' compensation. USC is compensated for such services based on a formula, as defined. The agreement has no defined term and will continue until terminated with 30 days notice by either party.

3.  COMMITMENTS AND CONTINGENCIES

  Lease Commitments and Other Income

     Office space is leased under an operating lease expiring on August 31, 1998. Rent expense for the two months ended December 31, 1997 amounted to approximately $5,378 (see Note 4).

     Other income primarily represents rental income from the sub-leasing of a portion of the office space on a month-to-month basis.

4.  SUBSEQUENT EVENT

     In February, 1998, the Company and its stockholders completed a transaction with Dispatch Management Services Corp. ("DMS") pursuant to a definitive agreement and exchanged all of the common stock of the Company for the shares of DMS common stock concurrent with the consummation of the initial public offering of the common stock of DMS.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Brookside Systems and Programming Limited

     We have audited the accompanying balance sheets of Brookside Systems and Programming Limited as of March 31, 1996 and 1997 and December 31, 1997, and the related statement of operation of cash flows for the years ended March 31, 1996 and 1997 and the nine months ended December 31, 1997, all expressed in pounds sterling and prepared on the basis set forth in Note 1 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with United Kingdom generally accepted auditing standards which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of the Company's operations and its cash flows for the nine months ended December 31, 1997 in conformity with generally accepted accounting principles in the United Kingdom.

     Accounting principles generally accepted in the United Kingdom differ in certain significant respects from accounting principles accepted in the United States. The application of the latter would have affected the determination of the profit/loss expressed in pounds sterling for the years in the ended March 31, 1996 and 1997 and the nine months ended December 31, 1997 and the determination of shareholders equity and financial position also expressed in pounds sterling at March 31, 1996 and 1997 and at December 31, 1997. Note 21 to the financial statements summarizes this effect for the years ended March 31, 1997 and 1996 and as at March 31, 1997 and 1996.

     As discussed in Note 1, on February 11, 1998 the Company sold its outstanding stock to Dispatch Management Services Corporation. The accompanying financial statements do not reflect the effects of any purchase adjustments.

/s/ PRICE WATERHOUSE

Price Waterhouse
London, England
April 27, 1998

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                                 BALANCE SHEETS
                         (POUNDS STERLING IN THOUSANDS)

                                                                  MARCH 31,
                                                              -----------------   DECEMBER 31,
                                                                1996      1997        1997
                                                              ---------   -----   ------------
FIXED ASSETS
Intangible assets...........................................    L 169     L 251      L 306
Tangible assets.............................................       34        38         42
                                                                -----     -----      -----
                                                                  203       289        348
CURRENT ASSETS
Debtors due within one year.................................      117        88         87
Creditors: amounts falling due within one year..............     (327)     (457)      (380)
                                                                -----     -----      -----
NET CURRENT LIABILITIES.....................................     (210)     (369)      (293)
                                                                -----     -----      -----
          TOTAL ASSETS LESS CURRENT LIABILITIES.............       (7)      (80)        55
                                                                -----     -----      -----
Creditors: amounts falling due after more than one year.....      (25)      (17)       (10)
                                                                -----     -----      -----
NET (LIABILITIES)/ASSETS....................................      (32)      (97)        45
                                                                =====     =====      =====
SHARE CAPITAL EQUITY........................................       --        --        200
Profit and loss account.....................................      (32)      (97)      (155)
                                                                -----     -----      -----
SHAREHOLDERS' FUNDS.........................................    L (32)    L (97)     L  45
                                                                =====     =====      =====

              See accompanying notes to the financial statements.

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                            STATEMENTS OF OPERATIONS
                         (POUNDS STERLING IN THOUSANDS)

                                                                  YEAR ENDED         NINE MONTHS
                                                                  MARCH 31,             ENDED
                                                             --------------------    DECEMBER 31,
                                                               1996        1997          1997
                                                             ---------    -------    ------------
TURNOVER...................................................    L 643       L 655        L 587
Cost of sales..............................................     (348)       (349)        (252)
                                                               -----       -----        -----
GROSS PROFIT...............................................      295         306          335
Administrative expenses....................................     (286)       (357)        (377)
                                                               -----       -----        -----
OPERATING PROFIT/(LOSS)....................................        9         (51)         (42)
Interest payable and similar charges.......................       (6)        (14)         (16)
                                                               -----       -----        -----
PROFIT/(LOSS) ON ORDINARY ACTIVITIES BEFORE TAXATION.......        3         (65)         (58)
Taxation on profits from ordinary activities...............       --          --           --
PROFIT/(LOSS) ON ORDINARY ACTIVITIES AFTER TAXATION........        3         (65)         (58)
                                                               -----       -----        -----
Dividends..................................................       --          --           --
RETAINED PROFIT FOR THE FINANCIAL YEAR.....................    L   3       L (65)       L (58)
                                                               =====       =====        =====

All amounts relate to continuing activities.

All recognised gains and losses are included in the profit and loss account.

              See accompanying notes to the financial statements.

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                            STATEMENTS OF CASH FLOWS
                         (POUNDS STERLING IN THOUSANDS)

                                                                  YEAR ENDED       NINE MONTHS
                                                                  MARCH 31,           ENDED
                                                              ------------------   DECEMBER 31,
                                                                 1996      1997        1997
                                                              ----------   -----   ------------
NET CASH INFLOW FROM OPERATING ACTIVITIES...................    L  53      L 155      L (33)
Returns on investments and servicing of finance.............       (6)       (14)       (16)
Capital expenditure.........................................     (111)      (146)      (139)
                                                                -----      -----      -----
Cash inflow before use of liquid resources and financing....      (64)        (5)      (188)
Net financing cashflows.....................................       32         (7)       195
                                                                -----      -----      -----
INCREASE/(DECREASE) IN CASH IN THE YEAR.....................    L (32)     L (12)     L   7
                                                                =====      =====      =====

              See accompanying notes to the financial statements.

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         NOTES TO FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     The financial statements have been prepared under the historical cost convention and are in accordance with applicable accounting standards. The following accounting policies have been applied.

     On February 11, 1998, the Company's stockholders, pursuant to a definitive agreement with Dispatch Management Services Corp. ("DMS"), exchanged all of the common stock of the company for cash and shares of DMS common stock, concurrent with the consummation of the initial public offering of the common stock of DMS.

TURNOVER

     Turnover represents amounts invoiced, excluding value added tax, in respect of the sale of services to customers.

RESEARCH AND DEVELOPMENT

     Research expenditure is written off to the profit and loss account in the year in which it is incurred. Development expenditure is written off in the same way unless the directors are satisfied as to the technical, commercial and financial viability of individual projects. In this situation, the expenditure is deferred and amortised over the period during which the company is expected to benefit.

DEPRECIATION

     Deprecation is provided to write off cost, less estimated residual values of all tangible fixed assets over their expected useful lives. It is calculated at the following rates:

     Fixtures, fittings and equipment 15-33 1/3% reducing balance

ASSETS HELD UNDER LEASE AGREEMENTS

     Payments under operating leases are charged to the profit and loss account on a straight line basis over the term of the lease.

PENSIONS

     The pension costs charged in the financial statement represent the contributions payable by the company during the year.

DEFERRED TAXATION

     Provision is made for deferred taxation using the liability method in respect of all timing differences to the extent that it is probable a liability will crystallise in the foreseeable future.

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

2.  OPERATING PROFIT/(LOSS)

                                                                YEAR ENDED      NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Operating profit/(loss) for the year was arrived at after
  charging:
Depreciation of tangible fixed assets.......................   L 12     L 15        L 13
Research and development:
  Amortisation of development expenditure...................     39       46          65
Operating lease rentals of:
  Plant and machinery.......................................     18       22          20
  Land and buildings........................................     15       29          28
Hire of plant and machinery.................................      5        4           3
Auditors' remuneration......................................      2        2           2
Directors' remuneration.....................................    137      137          94
Loss on sale of fixed assets................................                           2
                                                               ----     ----        ----
                                                               L228     L255        L227
                                                               ====     ====        ====

3.  EMPLOYEES

                                                                YEAR ENDED      NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Staff costs (excluding amounts paid to directors) amounted
  to:
Wages and salaries..........................................   L195     L250        L210
Social security costs.......................................     18       22          47
Pension costs...............................................     10       11           9
                                                               ----     ----        ----
                                                               L223     L283        L266
                                                               ====     ====        ====

4.  INTEREST PAYABLE AND SIMILAR CHARGES

                                                                YEAR ENDED      NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Bank loans and overdrafts...................................   L  6     L 14        L 16
                                                               ====     ====        ====

     All loans and overdrafts are wholly repayable within five years.

5.  TAXATION ON PROFITS FROM ORDINARY ACTIVITIES

                                                                YEAR ENDED      NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
UK corporation tax..........................................   L --     L --        L --
                                                               ====     ====        ====

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

6.  INTANGIBLE ASSETS

                                                              DEVELOPMENT COSTS
                                                              -----------------
COSTS
At March 31, 1996...........................................        L302
Additions...................................................         128
                                                                    ----
At March 31, 1997...........................................         430
Additions...................................................         120
                                                                    ----
At December 31, 1997........................................        L550
                                                                    ====
PROVISIONS FOR DIMINUTION IN VALUE
At March 31, 1996...........................................        L133
Charge for year.............................................          46
                                                                    ----
At March 31, 1997...........................................         179
Charge for year.............................................          65
                                                                    ----
At December 31, 1997........................................        L244
                                                                    ====
NET BOOK VALUE
At March 31, 1997...........................................        L251
                                                                    ====
At December 31, 1997........................................        L306
                                                                    ====

7.  TANGIBLE ASSETS

                                                              FIXTURES, FITTINGS
                                                                AND EQUIPMENT
                                                              ------------------
                                                                    L000'S
COSTS
At March 31, 1996...........................................         L 70
Additions...................................................           19
                                                                     ----
At March 31, 1997...........................................           89
Additions...................................................           20
                                                                     ----
Disposals...................................................           (3)
At December 31, 1997........................................         L106
                                                                     ====
DEPRECIATION
At March 31, 1996...........................................         L 36
Charge for year.............................................           15
                                                                     ----
At March 31, 1997...........................................           51
Charge for year.............................................           13
                                                                     ----
At December 31, 1997........................................         L 64
                                                                     ====
NET BOOK VALUE
At March 31, 1997...........................................         L 38
                                                                     ====
At December 31, 1997........................................         L 42
                                                                     ====

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

8.  DEBTORS

     Amounts due within one year:

                                                                   AS AT
                                                                 MARCH 31,         AS AT
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Trade debtors...............................................   L101     L76         L60
Other debtors...............................................     16      12          27
                                                               ----     ---         ---
                                                               L117     L88         L87
                                                               ====     ===         ===

9.  CREDITORS:

     Amounts falling due within one year:

                                                                   AS AT
                                                                 MARCH 31,         AS AT
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Bank loans and overdrafts...................................   L 67     L 80        L 75
Trade creditors.............................................     94       86          68
Other taxation and social security..........................     36      104           7
Other creditors.............................................    130      187         230
                                                               ----     ----        ----
                                                               L327     L457        L380
                                                               ====     ====        ====

     The company meets its day to day working capital requirements through an overdraft facility which is repayable on demand.

10.  CREDITORS:

     Amounts falling due after more than one year:

                                                                   AS AT
                                                                 MARCH 31,         AS AT
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Bank loans
Balance repayable within five years.........................   L32      L24         L19
Included in current liabilities.............................    (7)      (7)         (9)
                                                               ---      ---         ---
                                                               L25      L17         L10
                                                               ===      ===         ===

11.  PENSION COSTS

     The company operates a defined contribution scheme for the benefit of certain employees. The fund is administered by trustees and is separate from the company. Contributions charged to the profit and loss account in the year amount to L9k (March1997: L11).

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

12.  SHARE CAPITAL

                                                                 AS AT
                                                               MARCH 31,       AS AT
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
AUTHORIZED
100 Ordinary shares of L1 each..............................  L100   L100       L100
                                                              ====   ====       ====
ALLOTTED, CALLED UP AND FULLY PAID
2 Ordinary shares of L1 each................................    --     --         --
                                                              ----   ----       ----
Capital injection...........................................  L --   L --       L200
                                                              ----   ----       ----
          Total.............................................    --     --       L200
                                                              ====   ====       ====

13.  PROFIT AND LOSS ACCOUNT

                                                                 AS AT
                                                               MARCH 31,       AS AT
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Accumulated losses at 1 April...............................  L(35)  L(32)     L (97)
Retained profit/(loss) for the year.........................     3    (65)       (58)
                                                              ----   ----      -----
Accumulated losses at 31 March..............................  L(32)  L(97)     L(155)
                                                              ====   ====      =====

14.  RECONCILIATION OF SHAREHOLDERS FUNDS

                                                                 AS AT
                                                               MARCH 31,       AS AT
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Profit/(loss) for the financial year........................  L  3   L(65)      L(58)
Funding provided by DMS.....................................    --     --        200
Shareholders' funds at the beginning of the year............   (35)   (32)       (97)
                                                              ----   ----       ----
Shareholders' funds at the end of the year..................  L(32)  L(97)      L 45
                                                              ====   ====       ====

15. RECONCILIATION OF OPERATING PROFIT TO NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                                 AS AT
                                                               MARCH 31,       AS AT
                                                              -----------   DECEMBER 31,
                                                              1996   1997       1997
                                                              ----   ----   ------------
Operating profit/(loss).....................................  L  9   L(51)      L(42)
Depreciation charges........................................    12     15         13
Amortization charges........................................    39     46         65
(Increase)/decrease in debtors..............................   (62)    29          1
Loss on sale of fixed assets................................                       2
(Decrease)/increase in creditors............................    55    117        (72)
                                                              ----   ----       ----
Net cash inflow from operating activities...................  L 53   L156       L(33)
                                                              ====   ====       ====

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

16.  ANALYSIS OF CASH FLOWS FOR HEADINGS NETTED IN THE CASH FLOW STATEMENT

                                                                  AS AT
                                                                MARCH 31,        AS AT
                                                              -------------   DECEMBER 31,
                                                              1996    1997        1997
                                                              -----   -----   ------------
                                                              L000'S  L000'S     L000'S
Returns on investments and servicing of finance
Interest paid...............................................  L  (6)  L (14)     L (16)
                                                              -----   -----      -----
Net cash outflow from returns on investments and servicing
  of finance................................................  L  (6)  L (14)     L (16)
                                                              =====   =====      =====
Capital expenditure and financial investment
Purchase of tangible fixed assets...........................  L (26)  L (19)     L (20)
Sale of fixed assets........................................             --          1
Development costs...........................................    (85)   (128)      (120)
                                                              -----   -----      -----
Net cash outflow for capital expenditure and financial
  investment................................................  L(111)  L(147)     L(139)
                                                              =====   =====      =====
Financing
Debt due beyond a year......................................  L  32   L  --      L  --
Capital injection...........................................  L  --   L  --      L 200
Repayment of amounts borrowed...............................     --      (7)        (5)
                                                              -----   -----      -----
Net cash inflow from financing..............................  L  32   L  (7)     L 195
                                                              =====   =====      =====

17.  ANALYSIS OF CHANGES IN NET DEBT

                                         AT MARCH 31,              AT MARCH 31,              AT DECEMBER 31,
                                             1996       CASHFLOW       1997       CASHFLOW        1997
                                         ------------   --------   ------------   --------   ---------------
Overdrafts.............................      L60          L13          L73          L (7)          L66
Bank debt due within 1 year............        7           --            7             2             9
Debt due after 1 year..................       25           (8)          17            (7)           10
                                             ---          ---          ---          ----           ---
                                             L92          L 5          L97          L(12)          L85
                                             ===          ===          ===          ====           ===

18.  RECONCILIATION OF NET CASH FLOW TO MOVEMENT IN NET DEBT

                                                                   AS AT        NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
(Decrease)/increase in cash in the year.....................   L(32)    L(12)       L  7
Cash inflow from (increase)/decrease in debt in the year....    (32)       7           5
                                                               ----     ----        ----
(Increase)/decrease in net debt during the year.............    (64)      (5)         12
Net debt at beginning of year...............................    (28)     (92)        (97)
                                                               ----     ----        ----
Net debt at the end of year.................................   L(92)    L(97)       L(85)
                                                               ====     ====        ====

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

19.  ANNUAL COMMITMENTS UNDER OPERATING LEASES

     The Company had annual commitments under non cancellable operating leases as follows:

                                                                   AS AT        NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Plant and machinery:
Within one year.............................................   L 9      L10         L10
Between two and five years..................................    17       17          17
                                                               ---      ---         ---
                                                               L26      L27         L27
                                                               ===      ===         ===
Land and buildings:
Within one year.............................................   L--      L--         L--
Between two and five years..................................    29       29          28
                                                               ---      ---         ---
                                                               L29      L29         L28
                                                               ===      ===         ===

20.  RELATED PARTY TRANSACTION

     The following related parties have undertaken transactions with the Company during the year:

          The directors Rebecca and Roy Clark;

          Fleetway Systems Services Limited -- a company owned and controlled by both the directors;

          Fleetway Systems -- a partnership in which the two directors are joint partners.

     The directors have a joint loan account with the Company which provided the Company with interest free working capital during the year.

                                                                   AS AT
                                                                 MARCH 31,         AS AT
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Directors loan..............................................   L53      L60         L23

     The company Fleetway Systems Services Limited (FSSL) sells computer hardware which is often sold in conjunction with the programming and software services of Brookside Systems and Programming Limited. The following represents a summary of the transactions between the two companies during the year.

                                                                   AS AT        NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Wages costs rebilled to FSSL................................   L37      L42         L --
Hardware and car leasing costs rebilled to FSSL.............    25       73           50
Expenses rebilled from FSSL to Brookside....................     7       19           30
                                                               ---      ---         ----
Amount payable/(receivable from) to FSSL at year end........   L--      L11         L(20)
                                                               ===      ===         ====

     During the year transactions representing recharges of expenses incurred on behalf of Fleetway Systems were made by the Company. All recharges were made at arms-length and at a commercial rate.

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

20.  RELATED PARTY TRANSACTION (CONTINUED)

                                                                   AS AT        NINE MONTHS
                                                                 MARCH 31,         ENDED
                                                              ---------------   DECEMBER 31,
                                                               1996     1997        1997
                                                              ------   ------   ------------
Commissions paid to Fleetway Systems........................   L108     L118        L59
Costs recharged to Fleetway Systems.........................      4       10
                                                               ----     ----        ---
Amounts payable to Fleetway Systems at the year end.........   L 10     L --        L
                                                               ====     ====        ===

21. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP)

     The financial statements included in this report have been prepared in accordance with UK GAAP which differ in certain significant respects from US GAAP. The main differences between UK GAAP and US GAAP which affect the Company's net profit and net assets are set out below.

     (i) Income Taxes.

     Under UK GAAP, deferred income taxes are accounted for to the extent that it is considered probable that a liability or asset will crystallise in the foreseeable future. Under US GAAP, deferred taxes are accounted for on all temporary differences and a valuation allowance is established to reduce deferred tax assets to the amount which "more likely than not" will be realised in future tax returns. Deferred tax amounts also arise as a result of the other US GAAP adjustments.

     The UK deferred tax asset can be reconciled as follows to the US GAAP net deferred tax asset:

                                                              1996    1997
                                                              -----   -----
Deferred tax asset under UK GAAP............................  LNil    LNil
Tax effects on timing differences:
  Tax losses................................................    15      22
  Capital allowances........................................    --      --
                                                              ----    ----
Gross deferred tax assets in accordance with US GAAP........    15      22
Deferred tax valuation allowance............................   (15)    (22)
                                                              ----    ----
Net deferred tax assets in accordance with US GAAP..........  LNil    LNil
                                                              ====    ====

     (ii) Effects of conforming to US GAAP -- Impact on Net Profit.

     The adjustments to reported net loss required to conform with US GAAP are as follows:

                                                               YEAR ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
NET PROFIT/(LOSS)
Net profit of the Group under UK GAAP.......................   L3     L(65)
                                                               ==     ====
Net profit under US GAAP....................................   L3     L(65)
                                                               ==     ====

                   BROOKSIDE SYSTEMS AND PROGRAMMING LIMITED

                         (POUNDS STERLING IN THOUSANDS)

21. SUMMARY OF DIFFERENCES BETWEEN UK AND US GENERALLY ACCEPTED ACCOUNTING PRACTICES (GAAP) (CONTINUED)
     (iii) Effects of Conforming to US GAAP -- Impact on Net Equity.

     The adjustments to reported net equity required to conform to US GAAP are as follows:

                                                               YEAR ENDED
                                                               MARCH 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
SHAREHOLDERS FUNDS
Capital and reserves of the Company under UK GAAP...........  L(32)   L(12)
Adjustments:
  Deferred tax..............................................    --      --
                                                              ----    ----
          Total US GAAP adjustments.........................    --      --
                                                              ----    ----
Approximate shareholders deficit under US GAAP..............  L 32)   L(12)
                                                              ====    ====

     (iv) Cash Flow Information.

     The Company's financial statements include Statements of Cash Flows in accordance with UK accounting Standard FRS 1, "Cash Flow Statements". The statement prepared under FRS 1 (revised 1996) presents substantially the same information as that required under US Statement of Financial Accounting Standard No 95 (FAS 95).

     Under FRS 1 (revised 1996) cash flows are presented for (i) operating activities; (ii) returns on investments and servicing of finance; (iii) taxation; (iv) investing activities; and (v) financing activities. FAS 95 only requires presentation of cash flows from operating, investing and financing activities.

     Cash flows under FRS 1 (revised 1996) in respect of interest received, interest paid (net of that capitalised), interest on finance leases and taxation would be included within operating activities under FAS 95. Capitalised interest would be included in investing activities under US GAAP.

     Cash under FRS 1 (revised 1996) include cash in hand and deposits repayable on demand less overdrafts repayable on demand. Under FAS 95 all short term borrowings and bank overdrafts are included in financing activities.

     The following statements summarise the statement of cash flows for the Company as if they had been presented in accordance with US GAAP and include the adjustments which reconcile cash and cash equivalents under US GAAP to cash and cash equivalents reported under UK GAAP.

                                                                YEAR ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1996     1997
                                                              -----    -----
Net cash inflow from operating activities...................  L  47    L 142
Net cash used in investing activities.......................   (111)    (147)
Net cash provided by financing activities...................     64        5
                                                              -----    -----
Net increase/(decrease) in cash and cash equivalents........     --       --
                                                              -----    -----
Cash under US GAAP at beginning of year.....................     --       --
Cash under US GAAP at end of year...........................     --       --
Bank overdrafts and other under UK GAAP at end of year......    (92)     (97)
                                                              -----    -----
Cash/(overdraft) under UK GAAP at end of year...............  L (92)   L (97)
                                                              =====    =====

                                    ANNEX A

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. The Company intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined under the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     The Company provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the following:

     Risks Relating to Conversion to the DMS Model. None of the Founding Companies has utilized every aspect of the DMS Model. The Company intends to convert the operations of the Founding Companies, and of future acquisitions, to the DMS Model to the extent feasible. The process of converting an existing Point-to-Point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such particular market and may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, Brand Managers have substantial authority with respect to the continuing operation of the Founding Companies. There are significant limitations on the Company's ability to terminate such Brand Managers. Additionally, the timing of any acquisitions of additional Point-to-Point courier firms and their respective conversion to the DMS Model may have a significant impact on the Company's financial results, particularly in quarters immediately following such acquisitions.

     Absence of Combined Operating History; Risks of Integration. The Company was founded in September 1997, and prior to the consummation of the Offering in February 1998 conducted no operations other than in connection with the Offering and the Combinations, and generated no revenues other than receipt of licensing fees relating to the software company previously acquired by the Company. Although the Company has acquired the Founding Companies, the Company and the Founding Companies operate as separate, independent businesses. There can be no assurance that the Company or any Founding Company will be profitable in the future.

     The process of integrating acquired businesses often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. The success of the Company will depend, in part, on the extent to which the Company is able to institute and centralize accounting and other administrative functions such as billing, collections and cash management, implement financial controls, eliminate the unnecessary duplication of other functions and otherwise integrate the Founding Companies, and such additional businesses the Company may acquire in the future, into a cohesive, efficient enterprise. The Company may experience delays, complications and unanticipated expenses in implementing, integrating and operating such systems, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's founders or senior management group will be able to successfully integrate, profitably manage or achieve anticipated cost savings from the combined operations of the Founding Companies or implement the Company's business, internal and acquisition growth strategies. The inability of the Company to successfully integrate the Founding Companies would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of Tax Authorities Classifying Independent Contractors as
Employees. A significant number of the couriers utilized by the Company are independent contractors. From time to time, federal and state taxing authorities have sought to assert that couriers in the Point-to-Point delivery industry are employees, rather than independent contractors. Tax authorities recently have made such an assertion against A Courier, one of the Founding Companies. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. Couriers utilized by the Company will be employees of or independent contractors with individual RMS Centers in their respective metropolitan markets, each of which will be indirect wholly owned subsidiaries of the Company. The Company believes that the independent contractors utilized by the Company and who have entered into contracts with an RMS Center are not employees of the Company under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If the IRS successfully asserts that such persons or others classified by the Company as independent contractors are in fact employees of the Company, the Company would be required to pay withholding taxes and administer added employee benefits. In addition, the Company could become responsible for certain past and future employment taxes. Additionally, if the Company is required to pay back-up withholding taxes with respect to amounts previously paid to such persons, it may be required to pay penalties or be subject to other liability as a result of incorrectly classifying such couriers. If the couriers are deemed to be employees, rather than independent contractors, then the Company may be required to increase their compensation since they will no longer be receiving commission-based compensation. Any of the foregoing circumstances could increase the Company's operating costs and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Management of Growth. The Company expects to expend significant time and effort in expanding its existing businesses and identifying, acquiring and integrating acquisitions. There can be no assurance that the Company's management and financial reporting systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate additional management and employees. There can be no assurance that such additional management and employees will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified personnel, the Company's business, financial condition and results of operations could be materially adversely effected.

     Risks Relating to the Company's Acquisition Strategy. One of the Company's primary growth strategies is to increase its revenues and profitability and expand the markets it serves through the acquisition of additional Point-to-Point courier businesses. Several large, national publicly traded companies have begun to consolidate the delivery industry through the acquisition of independent Point-to-Point courier companies. As a result, competition for acquisition candidates is intense and there can be no assurance that the Company will be able to compete effectively for acquisition candidates on terms deemed acceptable to the Company. There also can be no assurance that the Company will be able to successfully convert acquired businesses to the DMS Model and integrate such businesses into the Company without substantial costs, delays or other operational or financial problems. In addition, there can be no assurance that companies acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisitions thereof. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results and the timing of those results, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and the realization of intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. In addition, there can be no assurance that the Founding Companies or other Point-to-Point courier companies acquired in the future will achieve the anticipated level of revenues and earnings. To the extent that the Company is unable to acquire additional Point-to-Point courier firms or integrate such businesses successfully, the Company's ability to expand its operations and increase its revenues and earnings to the degree desired would be reduced significantly.

     Factors Affecting Internal Growth. Certain of the Founding Companies have individually experienced significant revenue and earnings growth over the past few years. There can be no assurance that these Founding Companies will continue to experience internal growth comparable to these levels, if at all. From time to time, certain of the Founding Companies have been unable to hire and train as many couriers, operating and sales personnel as necessary to meet the increasing demands of these businesses. Factors affecting the ability of each of these Founding Companies to experience continued internal growth includes, but are not limited to, the continued relationships with existing customers, the ability to expand the customer base, the ability to recruit and retain qualified couriers, operating and sales personnel, continued access to capital and the ability to cross-sell services between the Founding Companies.

     Need for Additional Financing. The Company currently intends to finance future acquisitions by using a combination of shares of its Common Stock and cash. In the event that the Common Stock of the Company does not maintain a sufficient market value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as part of or all of the consideration to be paid for their business, the Company may be required to utilize its cash resources, if available, to maintain its acquisition program. If the Company has insufficient cash resources to pursue acquisitions, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing can be obtained on terms the Company deems acceptable. The inability to obtain such financing could negatively impact the Company's acquisition program and have a resulting material adverse effect on the Company's business, financial condition and results of operations.

     Risks of IRS Challenge of Reimbursement Policies. Several of the Founding Companies in the past have reimbursed certain automobile expenses of their drivers who are employees and own their vehicles. Aero Delivery and two other Founding Companies, which collectively represent approximately [11.9%] of the Company's 1997 pro forma combined revenues, previously had a reimbursement policy that was not based on actual mileage. In connection with an audit of Aero Delivery, the IRS challenged this type policy and the treatment of such payments as reimbursed expenses, and asserted that the reimbursements constitute additional compensation to the couriers on which the company should withhold certain taxes. There can be no assurance that the IRS will not be able to successfully challenge this type policy if any other Founding Company is presently practicing or has practiced this particular policy in the past and that this would not have a material adverse impact on the Company's business, financial condition and results of operations for which the Company will not be adequately covered by indemnification from the Founding Companies.

     The Company may be required to pay up to $1.5 million to the IRS in connection with IRS assessments against Aero Delivery for withholding taxes, interest and penalties. The Company took these potential payments into consideration in negotiating Aero Delivery's purchase price. The Company has also agreed with Aero Delivery that in the event the amount paid to the IRS and related costs are less than $1.5 million, the Company will pay the former owner of Aero Delivery an amount equal to one-half of the difference between the amount so paid and $1.5 million. While the former owner of Aero Delivery has agreed to be responsible for all payments and costs in excess of $1.5 million, the Company may be required to make any such payments and seek reimbursement from the former owner. Any payments made by the Company relating to the IRS assessments will reduce its cash resources.

     Risk of Inability to Terminate Unsatisfactory Brand Managers in a Timely Fashion. The Company operates certain of the Brands acquired in the Combinations through Brand Manager Agreements with Brand Managers. Each Brand Manager is responsible for managing his or her Brand to maximize its revenues and profit margin. The Brand Manager Agreement can be terminated by the Company, upon approval of the Business Steering Committee (consisting of the President of the Company and certain Brand Managers), under certain limited conditions. There can be no assurance that the Company will be able to terminate in a timely manner any Brand Manager who is not performing as expected and that such inability would not have a material adverse impact on the Company's business, financial condition and results of operations.

     Risk of Loss of Customers Due to Increased Prices. The implementation of the DMS Model is intended to enable the Company to offer a higher level of customer service than its competitors. The prices that the Company may charge for such services could be greater than the prices currently being charged customers for services they are currently receiving. There can be no assurance that customers will not decline to purchase the services to be offered by the Company, thereby adversely affecting the Company's business, financial condition and results of operations.

     Limitations on Access to Radio Channels. The Company relies to a significant extent on the use of two-way radio channels to communicate with its courier fleet. Such radio channels are made available, on a limited basis, by local government authorities and the Federal Communications Commission. Accordingly, providers of the transmission networks for the radio channels may have the ability to restrict, or substantially increase the costs with respect to, the Company's use or access to the radio channels. The Company may, at its own expense, be required to incur substantial costs to obtain, build or maintain its own transmission networks in the event that third party owners of the current transmission networks restrict or otherwise obstruct the Company's access to radio channels. Any increases in the costs of radio transmission, obstruction of current radio channel service or any need for the Company to build its own transmission networks could severely inhibit the Company's ability to deliver Point-to-Point delivery services and have a material adverse effect on the Company's business, financial condition and results of operations.

     Claims Exposure. The Company is exposed to claims for personal injury, death and property damage as a result of automobile, bicycle and other accidents involving its employees and independent contractors. The Company may also be subject to claims resulting from the non-delivery or delayed delivery of packages, many of which claims could be significant because of the unique or time sensitive nature of the deliveries. The Company intends to carry liability insurance and independent contractors are required to maintain the minimum amounts of liability insurance required by state law. However, there can be no assurance that claims will not exceed the amount of coverage. In addition, the Company's increased visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolution of claims, the Company's insurance costs could significantly increase and operating results could be negatively affected. In addition, future claims against the Company or one of the Founding Companies could negatively affect the Company's reputation and could have a correspondingly material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with the Point-to-Point Delivery Industry; General Economic Conditions. The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting the Company's significant customers, increases in fuel prices and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, demand for the Company's services may be negatively impacted by downturns in the level of general economic activity and employment in the United States or the U.K. The development and increased popularity of facsimile machines and electronic mail via the Internet has recently reduced the demand for certain types of Point-to-Point delivery services, including those offered by the Company. As a result, Point-to-Point courier firms are increasingly dependent upon delivery requests for items that are unable to be delivered via alternative methods. There can be no assurance that similar industry-wide developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Effect of Potential Fluctuations in Quarterly Operating Results. The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors including, but not limited to, the timing of the integration of the Founding Companies and other acquired companies and their conversion to the DMS Model, the demand for the Company's services, the timing and introduction of new services or service enhancements by the Company or its competitors, the market acceptance of new services, competitive conditions in the industry and general economic conditions. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful or indicative of the results that the Company may achieve in any subsequent quarter or full year. Such quarterly fluctuations may result in volatility in the market price of the Common Stock of the Company, and it is possible that in future quarters the Company's results of operations could be below the expectations of the public market. Such an event could have a material adverse effect on the market price of the Common Stock of the Company. Several of the Founding Companies recorded a net loss for the year ended December 31, 1997. No assurance can be given that these Founding Companies will become profitable in the future or that their respective financial performance will be accretive to the Company's earnings.

     Risk of Non-Proprietary Elements of the DMS Model. Substantially all of the key elements of the DMS Model have been described in various public forums, such as trade shows and industry publications, and also have been made available to companies that are or have been licensees of the Company but are not Founding Companies. Although the software used in the DMS Model is proprietary, all other key elements of the DMS Model cannot be protected by patents or trademarks. Therefore, there can be no assurance that other Point-to-Point courier companies will not be able to effectively replicate the DMS Model and implement it more effectively than the Company and at a lower cost.

     Dependence on Technology. The Company's business is dependent upon a number of different information and telecommunication technologies to operate the DMS Model, manage a high volume of inbound and outbound calls and process transactions accurately and on a timely basis. Any impairment of the Company's ability to process transactions on an accurate and timely basis could result in the loss of customers and diminish the reputation of the Company.

     Currently, many of the Founding Companies operate on separate computer and telephone systems, several of which utilize different technologies. There can be no assurance that the contemplated integration of these systems and conversion to the Company's proprietary software will be successful or completed on a timely basis or without unexpected costs. There can also be no assurance that the Company will be able to continue to design, develop and refine its computer systems and software on a cost efficient basis, whether due to the loss of employees or otherwise. Any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company utilizes computer hardware and operating systems designed and manufactured by Apple Computer, Inc. ("Apple"). Any material changes in computer and operating platform technology designed and manufactured by Apple which is incompatible with the Company's current computer systems, or the discontinuance of Apple computer hardware or support services, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company decides to change its hardware and operating systems to a different operating platform technology, there can be no assurance that the Company will be able to successfully make such a change or that such new hardware and operating systems will be as effective as the existing hardware and operating system.

     Dependence on Availability of Qualified Courier Personnel. The Company is dependent upon its ability to attract, train and retain, as employees or through independent contractor or other arrangements, qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate, train and upgrade its pool of available couriers to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel would have a material adverse impact on the Company's business, financial condition and results of operations.

     Reliance on Key Personnel. The Company's success is largely dependent on the efforts and relationships of R. Gregory Kidd, the Company's founder and Chairman of the Board of Directors, Linda M. Jenkinson, the Company's Chief Executive Officer, the executive officers and senior managers of the Founding Companies and Brand Managers. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future, particularly the Brand Managers and sales representatives who have on-going relationships with customers. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such individuals will continue in their present capacity for any particular period of time. The Company does not intend to obtain key man life insurance covering any of its executive officers or other members of senior management. In addition, the Company's future success and plans for growth also depend on the Company's ability to attract, train and retain skilled personnel in all areas of its business.

     Competition. The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in such local market. In addition, several large, national, publicly traded companies have begun to consolidate the Point-to-Point delivery industry through the acquisition of independent Point-to-Point courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into this market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of such companies have greater financial resources and brand name recognition than the Company. There can be no assurance that any of the foregoing would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Reliance on Key Markets. A significant portion of the Company's revenues and profitability are attributable to services rendered in the metropolitan New York City, London and San Francisco markets. Revenues from the New York City, London and San Francisco markets accounted for 27.4%, 26.3% and 10.72%, respectively, of pro forma combined revenues for the year ended December 31, 1997. Therefore, the Company's results of operations are significantly affected by fluctuations in the general economic and business cycles in these markets. The Company's reliance on these individual markets makes it susceptible to risks that it would not otherwise be exposed to if it operated in a more geographically diverse market. The Company believes that it will be susceptible to geographic concentration risks for the foreseeable future.

     Risk of Business Interruptions and Dependence on Single Facilities in a Market. The Company believes that its future results of operations will be dependent in large part on its ability to provide prompt and efficient service to its customers. Upon conversion of the Company to the DMS Model, the Company's operations typically will be performed at a single DMS Center for each respective metropolitan market it services and, therefore, the operation of such DMS centers are dependent on continuous computer, electrical and telephone service. As a result, any disruption of the Company's day-to-day operations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Permits and Licensing. The Company's operations are subject to various state, local and federal regulations that, in many instances, require permits and licenses. Additionally, some of the Company's operations may involve the delivery of items subject to more stringent regulation, including hazardous materials, requiring the Company to obtain additional permits. The failure of the Company to maintain required permits and licenses, or to comply with applicable regulations, could result in substantial fines or revocation of the Company's permits and licenses which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, delays in obtaining approvals, for the transfer or grant of permits or licenses, or failure to obtain such approvals could delay or impede the Company's acquisition program.

     Regulatory Compliance. As a public company, the Company is subject to continuing compliance with federal securities laws and may also be subject to increased scrutiny with respect to laws applicable to all businesses, such as employment, safety and environmental regulations. Certain of the Company's management have no experience in managing a public company. There can be no assurance that management will be able to effectively and timely implement programs and policies that adequately respond to such increased legal and regulatory compliance requirements.

     Foreign Exchange. Approximately 26.3% of the Company's combined pro forma revenues for the year ended December 31, 1997 are derived from operations conducted in the U.K. Exchange rate fluctuations between the U.S. dollar and British pound will result in fluctuations in the amounts relating to the U.K. currency reported in the Company's consolidated financial statements due to repatriation of earnings from the U.K. to the United States or translation of the earnings of the Company's U.K. operations into U.S. dollars for financial reporting purposes. The Company also conducts operations in New Zealand and intends to pursue acquisitions in other foreign countries. The Company does not intend to enter into hedging transactions with respect to its foreign currency exposure. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse impact on the Company's business, financial condition or results of operations.

     Development of New Services. The Company believes that its long-term success depends on its ability to enhance its current services, develop new services that utilize the DMS Model and address the increasingly sophisticated needs of its customers. The failure of the Company to develop and introduce enhancements and new services in a timely and cost-effective manner in response to changing technologies, customer requirements or increased competition could have a material adverse effect on the Company's business, financial condition or results of operations.

     Potential Liability for Breach of Confidentiality. A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to the Company. It is possible that such liabilities could have a material adverse effect on the Company's business, financial conditions or results of operations.

     Control by Management. The Company's directors and executive officers beneficially own approximately 12% of the Company's outstanding Common Stock. In light of the foregoing, such persons will have the ability to significantly influence the election of the Company's directors and the outcome of all other issues submitted to the Company's stockholders. Such persons, together with the staggered Board of Directors and the anti-takeover effects of certain provisions contained in the Delaware General Corporation Law and in the Company's Certificate of Incorporation and Bylaws (including, without limitation, the ability of the Board of Directors of the Company to issue shares of Preferred Stock and to fix the rights and preferences thereof), also may have the effect of delaying, deferring or preventing an unsolicited change in the control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares.

     Dividend Policy. The Company anticipates that for the foreseeable future, its earnings will be retained for the operation and expansion of its business and that it will not pay cash dividends. In addition, the Company anticipates that any credit facility agreement into which it enters will limit the payment of cash dividends without the lender's consent.

YEAR 2000 ISSUES

     The approaching year 2000 could result in challenges related to the Company's computer software, accounting records and relationships with customers. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to remediating year 2000 problems, if any, however, there can be no assurance that such problems will not be encountered in the future or that the costs incurred to resolve such problems will not be material.

     The foregoing list of risk factors is not exhaustive.