Form 10-Q
period 1998-03-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1998-05-15
CIK 1048897

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission file number 0-23349

                       DISPATCH MANAGEMENT SERVICES CORP.

             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3967426
(State of Incorporation)                    (I.R.S. Employer Identification No.)

65 WEST 36TH STREET
NEW YORK, NEW YORK                                                      10018
(Address of principal executive offices)                              (Zip Code)

                                 (212) 268-2910
              (Registrant's telephone number, including area code)

         The Registrant's Former Fiscal year ended on December 31, 1997

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 1998, there were 11,462,474 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements.

                  Condensed Consolidated Balance Sheets
                           December 31, 1997 and March 31, 1998 (unaudited)

                  Condensed Consolidated Statements of Operations
                           Three Months ended March 31, 1997 (unaudited) and 1998 (unaudited)

                  Condensed Consolidated Statements of Cash Flows
                           Three Months ended March 31, 1997 (unaudited) and 1998 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds

Signatures

Exhibit Index

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,      MARCH 31,
                                                                     1997              1998
                                                                   ---------        ---------

ASSETS
Cash and cash equivalents ..................................       $     354        $   3,794
Accounts receivable, net of allowance of $- and $849 for
  doubtful accounts, respectively ...........................             19           24,728
Prepaid, other expenses and deferred offering costs..........          6,618            1,736
                                                                   ---------        ---------
          Total current assets .............................             391           30,258

Property and equipment, net ................................              30            6,834
Goodwill, net...............................................             266           74,571
Other long-term assets .....................................             748           18,049
                                                                   ---------        ---------
          Total assets .....................................       $   8,035        $ 129,712
                                                                   =========        =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Short-term obligations .....................................       $   1,585        $     234
Accounts payable ...........................................             673            6,809
Accrued liabilities ........................................           5,061            4,453
Other current liabilities ..................................                            5,833
                                                                   ---------        ---------
         Total current liabilities .........................           7,319           17,329

Long-term obligations, net of current maturities ...........                            1,791
Other long term liabilities ................................                              863
                                                                   ---------        ---------
Total liabilities ..........................................           7,319           19,983

Commitments and contingencies

Stockholders' equity

Preferred stock, $.01 par, 10,000,000 shares authorized
     Series A 181,446 and 0 shares issued and
     outstanding, respectively .........................                   2
     Series B 100 and 0 shares issued and
      outstanding; respectively ............................              --
Common stock, $.01 par 100,000,000 shares authorized,
     846,923 and 11,462,474 shares issued and outstanding,
     respectively ....................................... ..               9              115
Additional paid-in capital .................................           1,422          110,995
Cumulative translation adjustment ..........................                               81
Accumulated deficit ........................................            (717)          (1,462)
                                                                   ---------        ---------
          Total stockholders' equity .......................             716          109,729
                                                                   ---------        ---------
          Total liabilities and stockholders' equity .......       $   8,035        $ 129,712
                                                                   =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Three months ended
                                                     ------------------------------
                                                      March 31,          March 31,
                                                        1997               1998
                                                     -----------        -----------
Revenues .....................................       $        --        $    24,316
Cost of revenues .............................                               15,029
                                                     -----------        -----------
  Gross profit ...............................                --              9,287
Selling, general and administrative expenses .                14              7,530
Depreciation and amortization ................                 .                706
                                                     -----------        -----------
Operating income .............................               (14)             1,051

Other expenses:
  Interest expense ...........................                                  228
  Acquired in-process research and development                                  700
  Other expense ..............................                 .                 82
                                                     -----------        -----------
Income (loss) before income tax provision
  and extraordinary item .....................               (14)                41

  Income tax provision .......................                                   73
                                                     -----------        -----------
Loss before extraordinary item ...............               (14)               (32)

Extraordinary loss on early extinguishment of
 debt (net of income tax benefit of $384) ....                                 (713)
                                                     -----------        -----------
Net loss .....................................       $       (14)       $      (745)
                                                     ===========        ===========
Loss per common share - Basic
  Loss before extraordinary item .............       $      (.02)       $       .00
  Extraordinary item .........................                --               (.11)
                                                     -----------        -----------
  Net loss ...................................       $      (.02)       $      (.11)
                                                     ===========        ===========
Loss per common share - Diluted
  Loss before extraordinary item .............       $      (.02)       $       .00
  Extraordinary item .........................                --               (.11)
                                                     -----------        -----------
  Net loss ...................................       $      (.02)       $      (.11)
                                                     ===========        ===========
Weighted average shares
   Common shares outstanding .................           846,823          6,806,285
                                                     ===========        ===========
   Adjusted common shares - assuming exercise
     of stock options ........................           846,823          6,857,369
                                                     ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)



                                                                   Three months ended
                                                                 March 31,       March 31,
                                                                   1997            1998
                                                                 --------        --------
Cash Flows from operating activities:
 Net loss                                                        $    (14)       $   (745)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Amortization and depreciation                                       --             706
   Acquired in-process  research and development                       --             700
   Early extinguishment of debt                                        --             713
   Change in operating assets and liabilities (net of
   assets acquired and liabilities assumed in business
   combinations accounted for under the purchase method):
      Accounts receivable                                              --          (5,933)
      Prepaid expenses and other assets                              (107)          6,668
      Accounts payable and accrued liabilities                        102          (3,024)
                                                                 --------        --------
        Net cash used for operating activities                        (19)           (915)

Cash flows from investing activities:
 Cash used in acquisitions, net of cash received                                  (62,692)
 Additions to equipment, net of disposals                              --          (1,180)
                                                                 --------        --------
        Net cash used in investing activities                          --         (63,872)

Cash flows from financing activities:
     Proceeds from initial public offering, net of
       underwriting discounts and other offering costs                 --          76,276
     Proceeds from issuance of common stock                            22              --
     Principal payments on short-term obligations                      --          (2,646)
     Principal payments on long-term obligations                       --          (5,464)
                                                                 --------        --------
           Net cash provided by financing activities                   22          68,166

Effect of exchange rates on cash and cash equivalents                                  61
                                                                 --------        --------
Net increase in cash and cash equivalents                               3           3,440
Cash and cash equivalents, beginning of period                         --             354
                                                                 --------        --------
Cash and cash equivalents, at end of period                      $      3           3,794
                                                                 ========        ========

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method of accounting during the three months ended March 31, 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                      Three months
                                                                         ended
                                                                       March 31,
                                                                         1998
                                                                       --------
Accounts receivable                                                    $ 18,756
Prepaid expenses and other                                                2,387
Property and equipment                                                    6,022
Intangible assets                                                        75,312
Other assets                                                             16,700
Short-term debt                                                          (3,016)
Accounts payable                                                         (5,945)
Accrued liabilities                                                        (693)
Long-term debt                                                           (4,437)
Other long-term liabilities                                              (8,993)
                                                                       --------
   Net assets acquired                                                 $ 96,093
                                                                       ========
The acquisitions were funded as follows:
  Common stock                                                         $ 33,401
  Cash, net of cash received                                             62,692
                                                                       --------
    Totals                                                             $ 96,093
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Organization and Basis of Presentation

         In connection with the closing of the initial public offering (the "Offering") of the common stock, $.01 par value (the "Common Stock"), of Dispatch Management Services Corp. (the "Company" or "DMS") in February 1998, the Company acquired, in separate combination transactions (the "Combinations"), 38 urgent, on-demand, point-to-point courier firms and one software firm (each, together with the software firm, a "Founding Company," and collectively, the "Founding Companies").

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of the Company and the Founding Companies. The Combinations have been accounted for under the purchase method of accounting from the February 11, 1998 acquisition date.

         In the opinion of management, the information contained herein reflects all adjustments necessary to make the financial position, results of operations and of cash flows for the interim periods a fair presentation. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year as a whole.

2. Initial Public Offering

         On February 6, 1998, DMS completed an initial public offering of 6,000,000 shares of Common Stock at $13.25 per share. In March 1998, the Underwriters exercised their over-allotment option to purchase an additional 900,000 shares of Common Stock at the initial public offering price. The total proceeds from the Offering of the 6,900,000 shares of Common Stock, net of underwriter commissions and estimated offering costs, was approximately $76,276.

         The net proceeds have been used as follows: (i) approximately $64,179 to pay the cash portion of the purchase prices for the Founding Companies, of which approximately $15,869 is subject to earn-out provisions, (ii) approximately $3,200 related to the early extinguishment of certain notes payable obligations of the Company which resulted in an extraordinary loss of $713 net of income tax, and (iii) approximately $4,400 for repayment of indebtedness of the Founding Companies. The remaining net proceeds of the Offering will be used for future acquisitions and general corporate purposes.

         Upon closing of the Offering, the Company converted the 181,446 shares of Series A Preferred Stock into 299,225 shares of Common Stock and the 100 shares of Series B Preferred Stock into 37,736 shares of Common Stock.

3. Business Combinations -- Founding Companies

         On February 11, 1998, the Company acquired all of the outstanding common stock and/or assets of the Founding Companies simultaneously with the closing of the Offering. The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid by the Company to acquire the Founding Companies was $46,822 in cash, net of $15,869, which is subject to earn-out provisions and 3,346,580 shares of Common Stock. The consideration does not reflect contingent consideration which may be issued pursuant to earn out arrangements included in the definitive agreements for the Founding Companies. Contingent consideration, if earned, will be recorded in a manner consistent with the consideration paid at closing for each respective Founding Company.

4. Stockholders' Equity and Comprehensive Income

         Changes in stockholders' equity and comprehensive income during the three months ended March 31, 1998 were as follows:

                                                        Stockholders'    Comprehensive
                                                           Equity           Income
                                                        -------------    -------------
Stockholders' equity balance at December 31, 1997        $     716

     Issuance of Common Stock in connection
       with public offering, net of offering costs
        and underwriter discounts                           76,276

     Issuance of Common Stock in connection
         with the Combinations                              33,401

     Comprehensive Income:
         Net Loss                                             (745)       $    (745)
         Foreign Currency Translation Adjustment                81               81
                                                                          ---------
           Total Comprehensive Loss                                       $    (664)
                                                         ---------        =========
Stockholders' equity balance at March 31, 1998           $ 109,729
                                                         =========

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 also requires the Company classify items of other comprehensive income or loss by their nature in financial statements. Other comprehensive income or loss includes foreign currency translation adjustments.

5. New Accounting Pronouncements

          The Financial Accounting Standards Board has issued a new accounting pronouncement "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or in any other manner in which management disaggregates a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

6. Subsequent Event

          On April 7, 1998, the Company acquired Delta Air & Road Transport, Plc. ("Delta"), a London-based delivery services firm with 1997 revenues of approximately $33,000. At the acquisition date, the Company paid approximately $21,700 to Delta shareholders. An additional $3,000 in consideration is contingent upon achievement of certain performance criteria. The Company used the remaining net proceeds of the Offering and its line of credit to finance the acquisition. The acquisition will be accounted for using the purchase method of accounting. The excess purchase price over the net assets acquired, based on the fair value of such assets and liabilities, which is estimated to be approximately $20,000, will be amortized to expense over a forty-year period. The effects of any purchase adjustments are not reflected in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate", "believe" , "estimate", "intend", "may", "expect" and similar expressions as they related to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Exhibit 99.1), as well as those discussed under the heading "Factors Affecting the Company's Business". The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Introduction

          The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein.

Overview

          The Company was recently formed to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 18 of the largest metropolitan markets in the United States as well as in London, U.K. and Wellington, New Zealand. As discussed more fully in Item 1, the Company had conducted no significant operations until the closing of the Offering and the Combinations on February 11, 1998.

Results of Operations - The Company

          The Company had conducted no significant operations from its inception through the Offering and the Combinations. For accounting purposes and the presentation of the actual financial results herein, February 11, 1998 has been used as the effective date of the Combinations. The Company incurred various legal, accounting and printing costs in connection with the Offering and the Combinations, which were funded by the proceeds from the Offering.

          Revenue for the three months ended March 31, 1998, was $24.3 million, and gross profit for the three months was $9.3 million. Operating income was $1.0 million. Loss before extraordinary item was $32,000, which includes a $700,000 one-time, non-cash charge of acquired in-process research and development. The net loss of $745,000 includes an extraordinary loss of $713,000 net of income taxes related to the early extinguishment of certain notes payable obligations. As previously mentioned, DMS had no significant operations until February 1998. For a discussion of pro forma operations for the three months ended March 31, 1997 and 1998, see the Results of Operations - Pro Forma.

Liquidity and Capital Resources - The Company

          As of March 31, 1998, the Company had approximately $12.9 million of working capital and approximately $3.8 million of cash. The Company paid off at closing substantially all of the acquired companies' debt obligations except to the extent such obligations related to capitalized lease obligations and certain debt obligations of Bridge Wharf Investments Limited (d/b/a/ West One).

          In February 1998, the Company obtained a $25 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement. All amounts drawn down under the line of credit must be repaid on May 31, 2000. In May 1998, NationsBank, N.A. provided the Company a $10 million supplemental short-term line of credit facility in anticipation of closing a syndicated credit facility. The short-term line credit of facility is cross-defaulted and cross-collateralized with the revolving line of credit and matures in July 1998. Aggregate amounts available on the lines of credit at May 11, 1998 were $14.5 million.

     The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the existing lines of credit will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of Common Stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs. In May 1998, the Company received a commitment letter from NationsBank, N.A. in which they offered to be the administrative agent (the "Agent") for up to $100 million in a Senior Credit Facility, and offered to underwrite up to $60 million of such facility, subject to the satisfaction of certain terms and conditions. There can be no assurance, however, that such additional financing would be made available to the Company, or would be provided on terms that the Company considers acceptable or desirable.

     Management expects the Company's capital expenditures, consisting primarily of communications equipment and improvements to related technology, to increase as its operations continue to expand. However, the amount of these capital expenditures is expected to remain relatively minor compared to the cash requirements related to the Company's acquisition program. The Company does not have significant capital expenditure requirements to replace or expand the number of vehicles used in its operations because substantially all of its drivers are owner-operators who provide their own vehicles.


Results of Operations - Pro Forma

         The following unaudited pro forma statements of operations of the Company for the three month period ended March 31, 1997 and 1998 include the combined operations of the Founding Companies prior to the Offering and the Combinations, and, in the case of the 1998 period, approximately two months of operations after the Offering and the Combinations. The summarized pro forma statements of operations below assumes that the Offering and the Combinations had occurred and DMS's operations had commenced on January 1, 1997, and 1998, respectively.

                                                           Three months ended
                                                           ------------------
                                                  (In thousands, except per share data)
                                                        March 31,       March 31,
                                                          1997             1998
                                                        -------          -------
Revenues                                                $36,638          $39,683
Costs of revenues                                        22,568           24,313
                                                        -------          -------
 Gross profit                                            14,070           15,370
Selling, general and administrative                      11,317           11,909
Depreciation and amortization                             1,259            1,197
                                                        -------          -------
 Operating income                                         1,494            2,264
Interest and other expense, net                              92              191
                                                        -------          -------

                                                           Three months ended
                                                           ------------------
                                                  (In thousands, except per share data)
                                                        March 31,       March 31,
                                                          1997             1998
                                                        -------          -------
Income before income taxes and
 extraordinary item                                     $ 1,402          $ 2,073
Provision for income taxes                                  659              975
                                                        -------          -------
Income before extraordinary item                        $   743          $ 1,098
                                                        =======          =======
Income before extraordinary item
  per share                                             $  0.06          $  0.10
                                                        =======          =======

         The unaudited pro forma statements of operations include adjustments to the Company's historical results of operations which provide for; (1) reductions in salaries, bonuses and benefits payable or provided to stockholders and managers of the Founding Companies to which they agreed prospectively; (2) amortization of goodwill as a result of the Combinations to be recorded over a period of 5 to 40 years; (3) reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements which will terminate as a result of the Combinations; (4) reflects (a) incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, (b) federal and state income taxes relating to the other statement of operations adjustments, income taxes on S corporation income, and
(c) the fact that the majority of the goodwill is not deductible;(5) reflects the reduction in interest expense and a related extraordinary loss on debt repaid from the proceeds of the Offering; and (6) reflects the reduction in expense related to amounts allocated to in-process research and development activities.

         This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future. The pro forma results do not reflect the expected benefits and cost reductions anticipated by the Company, future corporate costs of DMS, or interest income on Offering proceeds.

         The number of shares used in calculating pro forma income per share before extraordinary item was determined as follows:

                                                                        Number
                                                                      of Shares
                                                                      ----------
Outstanding DMS shares after the Offering and the Combinations        11,462,474
Options to purchase stock under the treasury stock method                 85,140
                                                                      ----------
Number of shares used in pro forma income per share before
   extraordinary item calculation                                     11,547,614
                                                                      ==========

Pro forma revenues increased approximately $3.0 million or 8.3%. These increases were primarily attributable to the addition of significant new accounts or service contracts at several of the Founding Companies, the expansion of delivery services or the purchase of additional customer lists.

         Pro forma cost of revenues increased approximately $1.7 million or 7.7%. These increases were generally consistent with the respective increases in revenues. As a percentage of pro forma revenues, such amounts remained relatively consistent at 61.3% for the three months ended March 31, 1998 as compared to 61.6% for the three months ended March 31, 1997.

         Pro forma selling, general and administrative expenses increased approximately $592,000 or 5.2%. These increases primarily related to costs incurred related to the Offering and the costs associated with the additional infrastructure required to support the acquisition of new accounts. As a percentage of pro forma revenues, such amounts were 30.0% for the three months ended March 31, 1998 as compared to 30.9% for the three months ended March 31, 1997.

         Pro forma depreciation and amortization expense was 3.0% for the three months ended March 31, 1998 as compared to 3.4% for the three months ended March 31, 1997. Pro forma depreciation and amortization includes approximately $562,000 related to amortization of goodwill arising from the Combinations.

         Pro forma interest and other expense was relatively constant as borrowing levels on a pro forma basis for the three months ended March 31, 1998 and 1997 were relatively unchanged.

Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board has issued a new accounting pronouncement "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or in any other manner in which management disaggregates a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be applied to interim statements in the initial year of application. SFAS 131 requires restatement of all prior period information reported. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

Inflation

         The Company does not believe that inflation has had a material impact on the Company's results of operations during fiscal 1997 or the first quarter of 1998.

Factors Affecting the Company's Business

         The future operating results of the Company may be affected by a number of factors, including the matters discussed below:


         FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. The Company's point-to-point delivery services business is subject to seasonal influences. The Company's revenues and profitability in its business have generally been lower in the second quarter of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

         CONVERSION TO THE DMS MODEL. The Company intends to convert the existing operations of additional acquired target company's to the DMS Model to the extent feasible. The process of converting an existing point-to-point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such market and may have a material adverse effect on the Company's business, financial condition or results of operations.

         INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are generated in the United Kingdom. For the three month period ended March 31, 1998, revenues in the United Kingdom accounted for approximately 26% of total consolidated revenues. The conversion rate between the British Pound Sterling and the U.S. dollar during 1998 has been approximately the same as the comparable period in 1997, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have material adverse effect on the Company's business, financial condition or results of operations.

         The Company intends to continue to focus significant attention and resources on international expansion in the future and expects foreign sales to continue to represent a significant portion of the Company's total sales. In addition to currency exchange rates, the Company's operations in foreign markets are subject to a number of inherent risks, including new and different legal, regulatory and competitive requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors.

         ACQUISITIONS. The Company depends upon organic growth and acquisition to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and activities also could adversely affect the Company's quarterly earnings.

         In addition, there can be no assurance that acquisitions will be available to the Company on favorable terms. If the Company is unable to use the Company's Common Stock as consideration in acquisitions, for example, because it believes that the market price of the Common Stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's Common Stock is too volatile, the Company would need to use cash to make such acquisitions. This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the domestic courier industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on growth.

         There can be no assurance that companies that have been acquired, or that may be acquired in the future, will achieve sales and profitability levels that justify the investment therein. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

         COMPETITION. The Company operates in a highly competitive environment. In the markets in which it operates, the Company generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. Several of its large competitors operate in many of its geographic markets, and other competitors may choose to enter the Company's geographic and product markets in the future. No assurances can be given that competition will not have an adverse effect on the Company's business.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(i) Pursuant to Item 701(f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds received by the Company in its initial public offering:

         (1) The Registration Statement for the IPO (File No. 333-39971) was declared effective on February 5, 1998.

         (2) The Offering commenced on February 6, 1998 and terminated when all of the shares were sold in March 1998.

         (3)      The managing underwriter was Prudential Securities
                  Incorporated.

         (4) In the Initial Public Offering, the Company registered and sold an aggregate 6,900,000 shares of Common Stock, par value $.01 per share.

         (5) The aggregate offering proceeds of the shares sold was $91,425,000.

         (6) The following expenses were incurred in connection with the initial public offering:

                  Underwriters discounts and commissions             $6,399,750
                  Accountants' fees                                   4,900,000
                  Legal fees                                          2,310,000
                  Printing expenses                                   1,250,000
                  Miscellaneous filing fees and expenses                290,000
                                                                     ----------
                                                                    $15,149,750
                                                                     ==========

                  The payments referred to above were not made directly or indirectly to officers, directors, general partners of the issuer or their associates, or to any person owning 10% of more of any class of securities of the issuer, or to any officers of the issuer and were not direct of indirect payments.

         (7)      The net offering proceeds were approximately $76,276,000.

         (8) From the effective date of the initial public offering registration to March 31, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds of $100,000 (whichever is less) was used is as follows:

                 Repayment of indebtedness -- directors
                   and officers                                       $   523,000
                 Repayment of indebtedness -- other                     7,577,000
                 Cash used in acquisitions                             62,692,000
                                                                      -----------
                 Total                                                $70,792,000
                                                                      ===========

                 Subsequent to March 31, 1998, the Company used the remaining net proceeds of the offering to acquire Delta Air & Road Transport, Plc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DISPATCH MANAGEMENT SERVICES CORP.

May 15, 1998                            By: /s/ Marko Bogoievski
------------                                -----------------------------
   Date                                     Marko Bogoievski
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
 Number                            Description
 ------                            -----------
   11.1        Statement Regarding Computation of Net Income Per Share
   27.1        Financial data schedule