Form 10-Q
period 1998-06-30
DISPATCH MANAGEMENT SERVICES CORP
filed 1998-08-14
CIK 1048897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarter ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                                 (212) 947-6890
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 1998, there were 11,689,484 shares of Common Stock outstanding.

              DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES


                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements.

                  Condensed Consolidated Balance Sheets as of
                           December 31, 1997 (unaudited) and
                           June 30, 1998 (unaudited)

                  Condensed Consolidated Statements of Operations for the
                           Three and Six Months ended June 30, 1997 (unaudited) and 1998 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the Six
                           Months ended June 30, 1997 (unaudited) and 1998 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.

         Signatures

         Exhibit Index

Item 1: Financial Statements


               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            December 31,     June 30,
                                                                1997           1998
                                                            ------------     --------
 ASSETS
 Cash and cash equivalents                                    $    354       $  2,275
 Accounts receivable, net of allowance of $- and $1,001
    for doubtful accounts                                           19         32,517
 Prepaid expenses, other assets and deferred offering
      costs                                                      6,618          4,533
                                                              --------       --------
       Total current assets                                      6,991         39,325

 Property, plant and equipment, net                                 30          8,509
 Goodwill, net                                                     266        103,946
 Other long-term assets                                            748         18,692
                                                              --------       --------
       Total assets                                           $  8,035       $170,472
                                                              --------       --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term obligations                                       $  1,585       $  2,841
 Accounts payable                                                  673          5,154
 Accrued liabilities and other
 current liabilities                                             5,061         14,909
                                                              --------       --------
       Total current liabilities                                 7,319         22,904

 Long-term obligations, net of current maturities                   --         28,318
 Other long-term liabilities                                        --          3,943
                                                              --------       --------
       Total liabilities                                         7,319         55,165
                                                              --------       --------
 Preferred stock, $.01 par, 10,000,000 shares authorized
    Series A: 181,446 and 0 shares issued and
      outstanding, respectively                                      2             --
    Series B:  100 and 0 shares issued and outstanding,
      respectively                                                  --             --
 Common stock, $.01 par, 100,000,000 shares
    authorized, 846,923 and 11,640,355 shares issued
    and outstanding, respectively                                    9            116
 Additional paid-in capital                                      1,422        114,531
 Cumulative translation adjustment                                  --             12
 Retained earnings (accumulated deficit)                          (717)           648
                                                              --------       --------
       Total stockholders' equity                                  716        115,307
                                                              --------       --------
       Total liabilities and stockholders' equity             $  8,035       $170,472
                                                              --------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         Three months ended                   Six months ended
                                                     -----------------------------      -----------------------------
                                                      June 30,          June 30,         June 30,          June 30,
                                                        1997              1998             1997              1998
                                                     -----------       -----------      -----------       -----------
Revenues                                             $       102       $    51,053      $       102       $    75,369
Cost of revenues                                              94            30,965               94            45,994
                                                     -----------       -----------      -----------       -----------
   Gross profit                                                8            20,088                8            29,375

Selling, general and administrative expenses                  16            14,595               30            22,125
Depreciation and amortization                                 --             1,182               --             1,888
                                                     -----------       -----------      -----------       -----------
   Operating income (loss)                                    (8)            4,311              (22)            5,362

Other expenses:
   Interest expense                                           --               436               --               664
   Acquired in-process research and development               --                --               --               700
   Other expense                                              --                57               --               139
                                                     -----------       -----------      -----------       -----------
Income (loss) before income tax provision                     (8)            3,818              (22)            3,859
   and extraordinary item

Income tax provision                                          --             1,627               --             1,700
                                                     -----------       -----------      -----------       -----------

Income (loss) before extraordinary item                       (8)            2,191              (22)            2,159

Extraordinary loss on early extinguishment of
   debt (net of income tax benefit of $384)                   --                --               --               713
                                                     -----------       -----------      -----------       -----------

Net income (loss)                                    $        (8)      $     2,191      $       (22)      $     1,446
                                                     -----------       -----------      -----------       -----------
Income (loss) per common share - basic
   Income (loss) before extraordinary item           $     (0.01)      $      0.19      $     (0.03)      $      0.24
   Extraordinary item                                         --                --               --             (0.08)
                                                     -----------       -----------      -----------       -----------

   Net income (loss)                                 $     (0.01)      $      0.19      $     (0.03)      $      0.16
                                                     -----------       -----------      -----------       -----------
Income (loss) per common share - diluted
   Income (loss) before extraordinary item           $     (0.01)      $      0.19      $     (0.03)      $      0.23
   Extraordinary item                                         --                --               --             (0.08)
                                                     -----------       -----------      -----------       -----------

   Net income (loss)                                 $     (0.01)      $      0.19      $     (0.03)      $      0.15
                                                     -----------       -----------      -----------       -----------
Weighted average shares
   Common shares outstanding                             846,923        11,545,545          846,923         9,175,915
                                                     -----------       -----------      -----------       -----------
   Adjusted common shares assuming exercise
      of stock options                                   846,923        11,839,348          846,923         9,354,963
                                                     -----------       -----------      -----------       -----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                      Six months ended
                                                                   -----------------------
                                                                   June 30,       June 30,
                                                                     1997           1998
                                                                   --------       --------
 Cash flows from operating activities:
   Net income (loss)                                               $    (22)      $  1,446
   Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
       Amortization and depreciation                                     --          1,888
       Acquired in-process research and development                      --            700
       Early extinguishment of debt                                      --            713
       Change in operating assets and liabilities (net of
         assets acquired and liabilities assumed in business
         combinations accounted for under the purchase method):
           Accounts receivable                                          (28)        (5,799)
           Prepaid expenses and other current assets                   (394)        (2,347)
           Accounts payable and accrued liabilities                     364          2,457
                                                                   --------       --------
           Net cash used by operating activities                        (80)          (942)
                                                                   --------       --------
 Cash flows from investing activities:
   Cash used in acquisitions, net of cash acquired                       --        (85,415)
   Additions to equipment, net of disposals                              --         (3,071)
                                                                   --------       --------
           Net cash used in investing activities                         --        (88,486)
                                                                   --------       --------
 Cash flows from financing activities:
   Proceeds from initial public offering, net of
     underwriting discounts and other offering costs                     --         76,276
   Proceeds from issuance of common stock                                84             --
   Proceeds from long-term obligations                                   --         27,070
   Principal payments on short-term obligations                          --         (6,602)
   Principal payments on long-term obligations                           --         (5,395)
                                                                   --------       --------
           Net cash provided by financing activities                     84         91,349
                                                                   --------       --------
 Net increase in cash and cash equivalents                                4          1,921

 Cash and cash equivalents, beginning of period                          --            354
                                                                   --------       --------
 Cash and cash equivalents, end of period                          $      4       $  2,275
                                                                   ========       ========

The company issued common stock and cash in connection with business combinations accounted for under the purchase method of accounting during the six months ended June 30, 1998. The purchase price of the acquired companies at the dates of the acquisitions was allocated as follows:

 Accounts receivable                                                              $ 26,686
 Prepaid expenses and other assets                                                   2,491
 Property and equipment                                                              6,129
 Intangible assets                                                                 105,964
 Other assets                                                                       17,204
 Short-term debt                                                                    (3,097)
 Accounts payable                                                                  (11,650)
 Accrued liabilities                                                                (9,662)
 Long-term debt                                                                     (4,736)
 Other long-term liabilities                                                        (4,215)
                                                                                  --------
   Net assets acquired                                                            $125,114
                                                                                  --------
 The acquisitions were funded as follows:

   Common stock                                                                   $ 36,857
   Cash, net of cash acquired                                                       85,415
   Purchase price and acquisition costs payable                                      2,842
                                                                                  --------
                                                                                  $125,114
                                                                                  --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


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

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of the Company, the Founding Companies and the other businesses acquired subsequent to the Offering (the "Recent Acquisitions").

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Quarterly Report Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein. In the opinion of management, the information contained herein reflects all adjustments necessary to make the consolidated financial position, consolidated results of operations and of cash flows for the interim periods a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   Initial Public Offering

     On February 6, 1998, DMS completed the Offering of 6,000,000 shares of Common Stock at $13.25 per share. In March 1998, the Underwriters exercised their over-allotment option to purchase an additional 900,000 shares of Common Stock at the initial public offering price. The total proceeds from the Offering of the 6,900,000 shares of Common Stock, net of underwriter commissions and offering costs, was approximately $76,276.

     The net proceeds were used primarily for the cash portion of the purchase prices for the Founding Companies, for the early extinguishment of certain note payable obligations of the Company which resulted in an extraordinary loss of $713 net of income tax and for the repayment of certain indebtedness of the Founding Companies.

     Upon closing of the Offering, the Company converted the 181,446 shares of Series A Preferred Stock into 299,225 shares of Common Stock and the 100 shares of Series B Preferred Stock into 37,736 shares of Common Stock.

3.   Business Combinations

     Founding Companies

     On February 11, 1998, the Company acquired all of the outstanding common stock and/or assets of the Founding Companies simultaneously with the closing of the Offering. The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid by the Company to acquire the Founding Companies was $45,988 in cash, excluding $15,869, which is subject to earn-out provisions, and 3,359,659 shares of Common Stock. The consideration does not reflect contingent consideration which may be issued pursuant to earn out arrangements included in the definitive agreements for the Founding Companies. Contingent consideration, if earned, will be recorded in a manner consistent with the consideration paid at closing for each respective Founding Company.

     In connection with the acquisition of the Founding Companies, the Company recorded liabilities for employee severance and for future operating lease payments (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of approximately 85 administrative and middle management personnel from the integration of the acquired operations. Seven of the employees were terminated prior to June 30, 1998, and management believes the remaining employees will be terminated by December 31, 1998. The operating lease payment accrual relates to equipment and facility leases assumed by the Company. The Company has either vacated the facilities or stopped using the equipment, or expects to do so by mid-1999. Amounts accrued represent management's estimate of the cost to exit the facilities and equipment leases.

     The Acquisition Liabilities and activity during the three month period ended June 30, 1998 were as follows:

                                                 Amounts in thousands
                                                ----------------------
                                                Severance      Lease
                                                Liability    Liability
                                                ---------    ---------
Balance established in purchase accounting       $1,013       $2,620

Severance payments                                 (138)

Lease payments                                                   (89)
                                                 ------       ------

Balance at June 30, 1998                         $  875       $2,531
                                                 ======       ======

     Goodwill was increased by $3,633 during the three months ended June 30, 1998 as a result of recording the Acquisition Liabilities. Goodwill was reduced by approximately $3,000 during the three months ended June 30, 1998 as a result of revisions to the estimated value of net assets acquired.

     Recent Acquisitions

     On April 7, 1998, the Company acquired Delta Air & Road Transport, Plc. ("Delta"), a London-based delivery services firm with 1997 revenues of approximately $33,400, for a total cash purchase price of approximately $22,300, exclusive of a $3,000 earn out. The acquisition has been accounted for using the purchase method of accounting. The excess purchase price over the fair value of the net assets acquired of approximately $20,633 is being amortized over a forty-year period.

     During the three months ended June 30, 1998, the Company acquired numerous other delivery service firms (referred to jointly with Delta as "Recent Acquisition") for aggregate consideration of approximately $4,609 in cash, 177,881 shares of Common Stock and $1,000 payable over a two year period. One of these acquisitions has been accounted for as a pooling of interests; however, comparative financial statements of earlier periods have not been restated due to the immateriality of the acquisition. The remaining acquisitions have been accounted for using the purchase method of accounting.

     The Company is in the process of analyzing its facilities, staffing and other requirements associated with the Recent Acquisitions, and expects to adjust the related purchase accounting during the third quarter of 1998.

     The following unaudited pro forma financial information of the Company for the six month periods ended June 30, 1997 and 1998 include the combined operations of the Company, the Founding Companies and the Recent Acquisitions as if the Offering and the acquisitions had occurred on January 1, 1997 and 1998, respectively.


                                                   In thousands, except
                                                      per share data
                                                Six months ended June 30,
                                                -------------------------
                                                  1997             1998
                                                 ------           -----
Revenues                                         $95,549         $105,729
Income before extraordinary item                 $ 1,723         $  3,451
Net income                                       $ 1,723         $  2,738

Per share data:
  Income before extraordinary item               $  0.15         $   0.29
  Net income                                     $  0.15         $   0.23



     The unaudited pro forma financial information includes adjustments to the Company's historical results of operations which provide for reductions in salaries, bonuses and benefits payable or provided to the acquired companies' stockholders and managers to which they agreed prospectively, incremental amortization of goodwill, reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the Combinations, income tax adjustments, incremental interest expense associated with borrowings to fund the acquisitions and the reduction in expense related to amounts allocated to in-process research and development activities. This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future.

4.   Debt

     On June 11, 1998, the Company entered into a $60,000 senior credit facility with a group of lenders with NationsBank, N.A. as administrative agent. The facility consists of a revolving line of credit and a letter of credit facility. The facility was expanded to $105,000 effective August 12, 1998. The facility is secured by substantially all the assets of the Company and contains restrictive covenants including restrictions on dividends and certain financial measurement requirements.

     The revolving line of credit bears interest determined by reference to the administrative agent's base rate or the LIBOR rate, plus marginal rates based on performance measurements. The weighted average interest rate on the outstanding facility was 7.15% at June 30, 1998. Interest payments are due at intervals ranging between one and three months and the maturity date of the facility is May 21, 2001.

     $27,070 of the line of credit was outstanding at June 30, 1998, and approximately $38,000 was outstanding at August 13, 1998. Commitment fees on the unused portion of the facility range from .25% to .375% per annum based on performance measurements. The Company had $4,900 of letters of credit outstanding at June 30, 1998.

5.   Stockholders' Equity and Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements.

     SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

     Changes in stockholders' equity and comprehensive income during the six months ended June 30, 1998 were as follows:

                                                         Stockholders'      Comprehensive
                                                            Equity             Income
                                                         -------------      -------------
       Stockholders' equity at December 31, 1997           $    716

       Issuance of Common Stock in connection
          with public offering, net of offering costs
          and underwriter discounts                          76,276

       Issuance of Common Stock in connection
          with acquisitions                                  36,857

       Comprehensive loss
         Net income                                           1,446             $  1,446
         Foreign currency translation adjustment                 12                   12
                                                                                --------
         Total                                                                  $  1,458
                                                           --------             --------
       Shareholders equity balance at June 30, 1998        $115,307
                                                           --------

6.    New Accounting Pronouncements

     In June 1997 the Financial Accounting Standards Board issued "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a management approach model for segment reporting. This approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure,management structure or in any other manner in which management disaggregates a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be applied to interim statements in the initial year of application. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate", "believe" , "estimate", "intend", "may", "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's Registration Statement on Form S-4 as filed on May 29, 1998, as well as those discussed under the heading "Factors Affecting the Company's Business". The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Introduction

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein. All dollar amounts are expressed in thousands, except for per share data.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 18 of the largest metropolitan markets in the United States as well as in London, U.K. and Wellington, New Zealand. The Company conducted no significant operations until the closing of the Offering and the Combinations on February 11, 1998.

Results of Operations - The Company

The Company conducted no significant operations from its inception through the Offering and the Combinations. For accounting purposes and the presentation of the actual financial results herein, February 11, 1998 has been used as the effective date of the Combinations. The Company incurred various legal, accounting and printing costs in connection with the Offering and the Combinations, which were funded by the proceeds from the Offering.

Revenues for the three and six months ended June 30, 1998, were $51,053 and $75,369, respectively, and gross profit for the three and six months was $20,088 and $29,375, respectively. Operating income was $4,311 and $5,362 for the three and six months ended June 30, 1998. Net income was $2,191 for the three month period and net income before extraordinary item was $2,159 for the six month period. Net income before extraordinary items for the six month period includes a $700 one-time, non-cash charge of acquired in-process research and development. The net income of $1,446 for the six month period includes an extraordinary loss of $713 net of income taxes related to the early extinguishment of certain notes payable obligations. For a discussion of pro forma operations for the six months ended June 30, 1998 and 1997, see the Results of Operations - Pro Forma.

Liquidity and Capital Resources - The Company

As of June 30, 1998, the Company had working capital of approximately $16,421 and cash of approximately $2,275. The Company paid off at the closing of the Offering substantially all of the Founding Companies' debt obligations except to the extent such obligations related to capitalized lease obligations and certain debt obligations of Bridge Wharf Investments Limited (d/b/a/ West One).

On June 11, 1998, the Company entered into a $60,000 senior credit facility with a group of lenders with NationsBank, N.A. as administrative agent. The facility consists of a revolving line of credit and a letter of credit facility. The facility was expanded to $105,000 effective August 12, 1998. The facility is secured by substantially all the assets of the Company and contains restrictive covenants including restrictions on dividends and certain performance measurement requirements.

The revolving line of credit bears interest determined by reference to the administrative agent's base rate or the LIBOR rate, plus marginal rates based on performance measurements. The weighted average interest rate on the outstanding facility was 7.15% at June 30, 1998. Interest payments are due at intervals ranging between one month and three months and the maturity date of the facility is May 21, 2001.

$27,070 of the line of credit was outstanding at June 30, 1998. Commitment fees on the unused portion of the facility range from .25% to .375% per annum based on performance measurements. The Company has $4,900 of letters of credit outstanding at June 30, 1998.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the existing line of credit will be sufficient to meet the Company's liquidity requirements for its operations. The Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance of the Company's shares of Common Stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness) and the existing line of credit is inadequate, the Company is likely to require additional sources of financing (debt or equity financing) to fund such non-operating cash needs.

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

Results of Operations - Pro Forma

The following unaudited pro forma statements of operations of the Company for the six month periods ended June 30, 1998 and 1997 include the combined operations of the Company, the Founding Companies and the Recent Acquisitions as if the Offering, the Combinations and the Recent Acquisitions had occurred on January 1, 1998 and 1997, respectively.

                                           Six months ended
                                                June 30,
                                         ----------------------       Percent
                                           1997          1998         Change
                                         --------      --------      ---------
                                         (In thousands, except per share data)
Revenues                                   $ 95,549      $105,729           10.7%
Costs of revenues                            59,344        64,392            8.5
                                           --------      --------      ---------
 Gross profit                                36,205        41,337           14.2

Selling, general and administrative          29,235        31,417            7.5
Depreciation and amortization                 2,895         2,753           (4.9)
                                           --------      --------      ---------
 Operating income                             4,075         7,167           75.9

Interest and other expense, net                 855         1,161           35.8
                                           --------      --------      ---------
Income before income taxes and
 extraordinary item                           3,220         6,006           86.5

Provision for income taxes                    1,497         2,555           70.7
                                           --------      --------      ---------
Income before extraordinary item           $  1,723      $  3,451          100.3%
                                           ========      ========      =========
Income per share before
  Extraordinary item - diluted             $   .15       $    .29
                                           =======       ========

The unaudited pro forma statements of operations include adjustments to the Company's historical results of operations which provide for (1) reductions in salaries, bonuses and benefits payable or provided to stockholders and managers of the Founding Companies and the Recent Acquisitions to which they agreed prospectively; (2) amortization of goodwill as a result of the Combinations to be recorded over a period of 5 to 40 years; (3) reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the combinations; (4) income tax adjustments as follows: (a) incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, (b) federal and state income taxes relating to the other statement of operations adjustments and (c) incremental provision for income taxes due to non-deductible goodwill; (5) incremental interest expense associated with borrowings to fund the acquisitions; and (6) the reduction in expense related to amounts allocated to in-process research and development activities. The number of shares used in computing income per share before extraordinary item - diluted includes the weighted average outstanding common shares at June 30, 1998 (11,545,545 shares) and 293,303 incremental shares for potential common shares from stock options using the treasury stock method.

This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future. The pro forma results do not reflect the expected benefits and cost reductions anticipated by the Company, future corporate costs, or interest income on Offering proceeds.

Pro forma revenues increased by approximately $10,180. This increase was primarily attributable to the addition of significant new accounts or service contracts at several of the Founding Companies, and the expansion of delivery services or the purchase of additional customer lists.

Pro forma cost of revenues increased approximately $5,048. This increase was generally consistent with the respective increases in revenues. As a percentage of pro forma revenues, cost of revenues decreased from 62.1% for the six months ended June 30, 1997, to 60.9% for the six months ended June 30, 1998, primarily as a result of consolidation of administrative activities and improvements in productivity of the overall North American courier fleet.

Pro forma year-to-date selling, general and administrative expenses increased approximately $2,182. This increase primarily related to costs incurred related to the additional infrastructure required to support the acquisition of new accounts. As a percentage of pro forma revenues, sales, general and administrative expenses decreased from 30.6% for the six months ended June 30, 1997, to 29.7% for the six months ended June 30, 1998, primarily as a result of rationalization of facilities in several key operating centers.

Pro forma year-to-date depreciation and amortization expense decreased by $142. The decrease was primarily attributable to certain property and equipment previously utilized by the Founding Companies, which were not acquired by the Company, including the facility owned by Bridge Wharf Investments Limited (d/b/a West One).

Pro forma consolidated operating income increased $3,092 as a result of the factors discussed above.

Pro forma year-to-date interest and other expense increased $306 as a result of changes in other income and expense items. Pro forma interest expense remained relatively constant between the periods.

Recently Issued Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board issued "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a management approach model for segment reporting. This approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure or management structure or in any other manner in which management disaggregates a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be applied to interim statements in the initial year of application. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

Factors Affecting the Company's Business

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. The Company's point-to-point delivery services business is subject to seasonal influences. The Company's revenues and profitability in its business have generally been lower in the summer months. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

CONVERSION TO THE DMS MODEL. The Company intends to convert the existing operations of additional acquired target companies to the DMS Model to the extent feasible. The process of converting an existing point-to-point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such market and may have a material adverse effect on the Company's business, financial condition or results of operations.

INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are generated in the United Kingdom. For the three month period ended June 30, 1998, revenues in the United Kingdom accounted for approximately 40% of total consolidated revenues. The conversion rate between the British Pound Sterling and the U.S. dollar during 1998 has been approximately the same as the comparable periods in 1997, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have a material adverse effect on the Company's business, financial condition or results of operations.

The Company intends to continue to focus significant attention and resources on international expansion in the future and expects foreign sales to continue to represent a significant portion of the Company's total sales. In addition to currency exchange rates, the Company's operations in foreign markets are subject to a number of inherent risks, including new and different legal, regulatory and competitive requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter into, and other factors.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Form 8-K dated April 21, 1998 and amended on August 14, 1998 reported an acquisition under Item 2 and incorporated by reference historical and proforma financial statements.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DISPATCH MANAGEMENT SERVICES CORP.

August 14, 1998                            By: /s/ Marko Bogoievski
---------------                                -----------------------------
   Date                                     Marko Bogoievski

                                            Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit

 Number                            Description
 ------                            -----------

   11.1        Statement Regarding Computation of Net Income Per Share
   27.1        Financial data schedule