Form 10-Q
period 1998-09-30
DISPATCH MANAGEMENT SERVICES CORP
filed 1998-11-16
CIK 1048897

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarter ended September 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________ to ________

         Commission file number 0-23349

                       DISPATCH MANAGEMENT SERVICES CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3967426
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1981 Marcus Ave., Suite C131
Lake Success, New York  11042                               11042
(Address of principal executive offices)                 (Zip Code)


                                 (516) 326-9810
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 1998, there were 11,817,624 shares of Common Stock outstanding.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

         Consolidated Balance Sheets as of December 31, 1997 (unaudited) and September 30, 1998 (unaudited)

         Consolidated Statements of Operations for the Three and Nine Months ended September 30, 1997 (unaudited) and 1998 (unaudited)

         Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1997 (unaudited) and 1998 (unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

Item 1: Financial Statements

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          1997          1998
                                                                      ------------   -------------
   ASSETS
   Cash and cash equivalents                                           $   354       $   4,284
   Accounts receivable,  net of allowance of $- and $1,580
        for doubtful accounts                                                19         36,741
   Prepaid expenses, other assets and deferred offering
        Costs                                                             6,618          3,475
                                                                        -------      ---------
         Total current assets                                             6,991         44,500

   Property and equipment, net                                               30         10,726
   Goodwill, net                                                            266        129,771
   Other long-term assets                                                   748         14,942
                                                                        -------       --------
         Total assets                                                   $ 8,035       $199,939
                                                                        -------       --------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term obligations                                               $ 1,585       $     82
   Accounts payable                                                         673          7,492
   Accrued liabilities and other
        current liabilities                                               5,061         11,470
                                                                        -------      ---------
         Total current liabilities                                        7,319         19,044

   Long-term obligations, net of current maturities                          --         55,579
   Other long-term liabilities                                               --          6,031
                                                                        -------      ---------
         Total liabilities                                                7,319         80,654
                                                                        -------      ---------
   Preferred  stock,  $.01 par,  10,000,000  shares
        authorized
      Series A: 181,446 and 0 shares issued and
        Outstanding, respectively                                             2             --
      Series  B:  100  and  0  shares   issued  and
        Outstanding, Respectively                                            --             --
   Common stock, $.01 par, 100,000,000 shares
      Authorized,  846,923  and  11,817,624  shares
        issued And outstanding, respectively                                  9            118
   Additional paid-in capital                                             1,422        117,686
   Cumulative translation adjustment                                         --            234
   Retained earnings (accumulated deficit)                                 (717)         1,247
                                                                        -------      ----------
         Total stockholders' equity                                         716        119,285
                                                                        -------      ----------
         Total liabilities and stockholders' equity                     $ 8,035     $  199,939
                                                                        -------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          -------------------------------       ------------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                             1997                1998               1997             1998
                                                          -------------      -------------      -------------    -------------
Revenues                                                    $     117        $     56,367        $     219        $   131,735
Cost of revenues                                                  101              34,500              195             80,493
                                                            ---------        ------------        ---------        -----------
   Gross profit                                                    16              21,867               24             51,242

Selling, general and administrative expenses                      161              16,697              191             38,821
Depreciation and amortization                                       3               1,410                3              3,299
Other charges                                                      --               1,822               --              1,822
                                                            ---------        ------------        ---------        -----------
   Operating income (loss)                                       (148)              1,938             (170)             7,300

Other expenses:
   Interest expense                                                42               1,024               42              1,689
   Acquired in-process research and development                    --                  --               --                700
   Other expense (income)                                          (4)               (119)              (4)                19
                                                            ---------        ------------        ---------        -----------
Income (loss) before income tax provision                        (186)              1,033             (208)             4,892
   and extraordinary item

Income tax provision                                               --                 434               --              2,134
                                                            ---------        ------------        ---------        -----------

Income (loss) before extraordinary item                          (186)                599             (208)             2,758

Extraordinary loss on early extinguishment of
   debt (net of income tax benefit of $384)                        --                  --               --                713
                                                            ---------        ------------        ---------        -----------


Net income (loss)                                           $    (186)       $        599        $    (208)       $     2,045
                                                            =========        ============        =========        ===========



Income (loss) per common share - basic
   Income (loss) before extraordinary item                  $   (0.22)       $       0.05        $   (0.25)       $      0.27
   Extraordinary item                                              --                  --               --              (0.07)
                                                            ---------        ------------        ---------        -----------

   Net income (loss)                                        $   (0.22)       $       0.05        $   (0.25)       $      0.20
                                                            ---------        ------------        ---------        -----------
Income (loss) per common share - diluted
   Income (loss) before extraordinary item                  $   (0.22)       $       0.05        $   (0.25)       $      0.27
   Extraordinary item                                              --                  --               --              (0.07)
                                                            ---------        ------------        ---------        -----------

   Net income (loss)                                        $   (0.22)       $       0.05        $   (0.25)       $      0.20
                                                            ---------        ------------        ---------        -----------
Weighted average shares
   Common shares outstanding                                  846,923          11,742,574          846,923         10,031,468
                                                            ---------        ------------        ---------        -----------
   Adjusted common shares assuming dilution                   846,923          12,012,380          846,923         10,240,769
                                                            ---------        ------------        ---------        -----------



The accompanying notes are an integral part of the consolidated financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        1997             1998
                                                                    -------------    -------------
    Cash flows from operating activities:
      Net income (loss)                                                $ (208)         $  2,045
      Adjustments in reconcile net income (loss) to net
        cash (used by) provided by operating activities:
          Amortization and depreciation                                     3             3,299
          Acquired in-process research and development                     --               700
          Early extinguishment of debt                                     --               713
          Change in operating  assets and liabilities (net of
          assets  acquired  and  liabilities assumed in business
            Combinations accounted for under the purchase method):
              Accounts receivable                                          31            (9,668)
              Prepaid expenses, deferred offering costs
                 and other current assets                              (3,113)           (1,204)
              Accounts payable and accrued liabilities                  2,615             4,750
                                                                       ------          --------
              Net cash (used in) provided by operating activities        (672)              635
                                                                       ------          --------
    Cash flows from investing activities:
      Cash used in acquisitions, net of cash acquired                    (321)         (103,976)
      Additions to equipment, net of disposals                            (33)           (5,211)
                                                                       ------          --------
              Net cash used in investing activities                      (354)         (109,187)
                                                                       ------          --------
    Cash flows from financing activities:
      Proceeds from initial public offering, net of
        underwriting discounts and other offering costs                    --            76,276
      Proceeds from issuance of common stock                              865                --
      Proceeds from long-term obligations                                 981            55,579
      Principal payments on short-term obligations                         --           (17,565)
      Finance costs                                                        --            (1,808)
                                                                       ------          --------
              Net cash provided by financing activities                 1,846           112,482
                                                                       ------          --------
    Net increase in cash and cash equivalents                             820             3,930

    Cash and cash equivalents, beginning of period                         --               354
                                                                       ------          --------
    Cash and cash equivalents, end of period                           $  820          $  4,284
                                                                       ======          ========


The company issued common stock and paid cash in connection with business combinations accounted for under the purchase method of accounting during the nine months ended September 30, 1998. The aggregate purchase price of the acquired companies, including certain contingent consideration, subject to earn-out provisions was allocated as follows:

    Accounts receivable                               $ 27,054
    Prepaid expenses and other assets                    2,103
    Property and equipment                               6,994
    Intangible assets                                  131,618
    Other assets                                        12,913
    Short-term debt                                     (5,825)
    Accounts payable                                   (13,484)
    Accrued liabilities                                 (6,412)
    Long-term debt                                      (3,381)
    Other long-term liabilities                         (6,031)
                                                      --------
       Net assets acquired                            $145,549
                                                      --------

    The acquisitions were funded as follows:

      Common stock                                    $ 40,014
      Cash, net of cash acquired                       103,976
      Purchase price and acquisition costs payable       1,559
                                                      --------
                                                      $145,549
                                                      --------

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

   The interim financial statements have been prepared in accordance with the instructions to Quarterly Report Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form S-4 as of May 29, 1998. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein. In the opinion of management, the information contained herein reflects all adjustments necessary to make the consolidated financial position, consolidated results of operations and cash flows for the interim periods a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from these estimates.

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

    Upon the closing of the Offering, the Company converted its outstanding 181,446 shares of Series A Preferred Stock into 299,225 shares of Common Stock and the 100 shares of Series B Preferred Stock into 37,736 shares of Common Stock.

3. Business Combinations

    Founding Companies

    On February 11, 1998, the Company acquired all of the outstanding common stock and/or assets of the Founding Companies simultaneously with the closing of the Offering. The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid by the Company to acquire the Founding Companies was $45,988 in cash, excluding $15,869, which is subject to earn-out provisions, and 3,359,659 shares of Common Stock. The consideration does not reflect contingent consideration which may be issued pursuant to earn out arrangements included in the definitive agreements with the Founding Companies.

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

    During the nine months ended September 30, 1998, the Company acquired twenty-one other delivery service firms (referred to jointly with Delta as "Recent Acquisitions") for aggregate consideration of approximately $8,492 in cash, 355,150 shares of Common Stock and $1,000 payable over a two year period. One of these acquisitions has been accounted for as a pooling of interests; however, comparative financial statements of earlier periods have not been restated due to the immateriality of the acquisition. The remaining acquisitions have been accounted for using the purchase method of accounting. Acquisitions recorded during the three months ended September 30, 1998 resulted in additional goodwill of $6,437.

    During the three months ended September 30, 1998, goodwill associated with the Founding Company acquisitions and the Recent Acquisitions was increased by $19,400, primarily due to contingent consideration of $7,300, and to revisions to the recorded estimated value of net assets acquired.

    Acquisition Liabilities

    In connection with the acquisitions of the Founding Companies and the Recent Acquisitions, the Company recorded liabilities for employee severance and for future operating lease payments (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of approximately 85 administrative and middle management personnel from the integration of the acquired operations. Seven of the employees were terminated prior to September 30, 1998, and management believes the remaining employees will be terminated by December 31, 1998. The operating lease payment accrual relates to equipment and facility leases assumed by the Company. The Company has either vacated the facilities or stopped using the equipment, or expects to do so by mid-1999. Amounts accrued represent management's estimate of the cost to exit the facilities and equipment leases.

    The changes in the Acquisition Liabilities during the three month period ended September 30, 1998 were as follows:

                                                 AMOUNTS IN THOUSANDS
                                                ----------------------
                                                SEVERANCE      LEASE
                                                LIABILITY    LIABILITY
                                                ---------    ---------
       Balance at June 30, 1998                  $  875       $2,531

       Additional accrual - Recent
       Acquisitions                                              840

       Utilization                                  (66)        (117)
                                                 ------     ---------

       Balance at September 30, 1998             $  809      $ 3,254
                                                 ======     =========

    The Company continues to analyze its facilities, staffing and other requirements associated with the Recent Acquisitions, and expects to further adjust the related purchase accounting during the fourth quarter of 1998.

    Pro Forma Financial Information

    The following unaudited condensed pro forma financial information of the Company for the nine-month periods ended September 30, 1997 and 1998 includes the combined operations of the Company, the Founding Companies and the Recent Acquisitions as if the Offering and the acquisitions had occurred on January 1, 1997 and 1998, respectively.

                                                   IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------
                                                 1997                 1998
                                             ------------          --------
     Revenues                                 $163,722             $175,852
     Income before extraordinary item         $  2,760             $  4,338
     Net income                               $  2,760             $  3,625

     Per share data:
       Income before extraordinary item       $   0.23             $   0.36
       Net income                             $   0.23             $   0.30

    The unaudited condensed pro forma financial information includes adjustments to the Company's historical results of operations which provide for reductions in salaries, bonuses and benefits payable or provided to the acquired companies' stockholders and managers to which they agreed prospectively, incremental amortization of goodwill, reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the Combinations, income tax adjustments, incremental interest expense associated with borrowings to fund the acquisitions and the reduction in expense related to amounts allocated to in-process research and development activities. This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future.

4. Debt

    On June 11, 1998, the Company entered into a $60,000 senior credit facility with a group of lenders with NationsBank, N.A. as administrative agent. The facility consists of a revolving line of credit and a letter of credit facility. The facility was expanded to $105,000 effective August 12, 1998. The facility is secured by substantially all of the assets of the Company and contains restrictive covenants including restrictions on dividends.

    The revolving line of credit bears interest determined by reference to the administrative agent's base rate or the LIBOR rate, plus marginal rates based on performance measurements. The weighted average interest rate on the outstanding facility was 7.18% at September 30, 1998. Interest payments are due at intervals ranging between one and three months and the maturity date of the facility is May 21, 2001.

    $54,000 of the line of credit was outstanding at September 30, 1998, and approximately $58,500 was outstanding at November 11, 1998. Commitment fees on the unused portion of the facility range from .25% to .375% per annum based on performance measurements. The Company had $4,832 of letters of credit outstanding at September 30, 1998.

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

    Changes in stockholders' equity and comprehensive income during the nine months ended September 30, 1998 were as follows:

                                                                 STOCKHOLDERS'  COMPREHENSIVE
                                                                     EQUITY        INCOME
                                                                 -------------  -------------
      Stockholders' equity at December 31, 1997                   $    716

       Issuance of Common Stock in connection
          with public offering, net of offering costs
          and underwriter discounts                                  76,276

       Issuance of Common Stock in connection
          with acquisitions                                          40,014

       Comprehensive income
         Net income                                                   2,045       $2,045
         Foreign currency translation  adjustment                       234          234
                                                                   --------     --------
         Total                                                       $2,279     $  2,279
                                                                   --------     --------
       Shareholders equity balance at September 30, 1998           $119,285
                                                                   ========

6.    Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                      1997              1998          1997         1998
                                                                      -----           --------        -----       ------
  BASIC EARNINGS (LOSS) PER SHARE:

    Income (loss) before extraordinary item                           $(186)          $    599        $(208)      $2,758
    Extraordinary item-loss on early
      Extinguishment of debt, net of income taxes                        --                 --           --          713
                                                                      -----           --------        -----       ------

    Net income (loss)                                                 $(186)          $    599        $(208)      $2,045
                                                                      =====           ========        =====       ======
    Weighted average shares outstanding                                 847             11,743          847       10,031
                                                                      =====           ========        =====       ======

   Income (loss) before extraordinary item                            $(.22)          $    .05        $(.25)      $  .27
    Extraordinary item-loss on early
      Extinguishment of debt, net of income taxes                        --                 --           --         (.07)
                                                                      -----           --------        -----       ------
      Net income (loss) per share                                     $(.22)          $    .05        $(.25)      $  .20
                                                                      =====           ========        =====       ======

  DILUTED EARNINGS (LOSS) PER SHARE:

    Income (loss) before extraordinary item                           $(186)          $    599        $(208)      $2,758
    Extraordinary item-loss on early
      extinguishment of debt, net of income taxes                        --                 --           --          713
                                                                      -----           --------        -----       ------
      Net income (loss)                                               $(186)          $    599        $(208)      $2,045
                                                                      =====           ========        =====       ======

    Weighted average shares outstanding                                 847             11,743          847       10,031
    Potential common shares from stock options                           --                214           --          191

    Shares subject to earnout provisions                                 --                 55            --          19
                                                                      -----           --------        -----       ------
    Total weighted average shares outstanding                           847             12,012                    10,241
                                                                      =====           ========        =====       ======

    Income (loss) before extraordinary item                           $(.22)          $    .05        $(.25)       $  .27
    Extraordinary item-loss on early
      extinguishment of debt, net of income taxes                        --                 --           --          (.07)
                                                                      -----           --------        -----       ------

    Net income (loss) per share                                       $(.22)          $    .05        $(.25)       $  .20
                                                                      =====           ========        =====       ======


7. New Accounting Pronouncements

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

8. Subsequent Events

   Subsequent to September 30, 1998, the Company acquired three businesses with aggregate annual revenues of approximately $16,650, for a total purchase price of $12,500 consisting of $6,600 in cash and $5,900 of interest bearing notes to be paid over a 2 year period. These acquisitions will be accounted for under the purchase method of accounting.


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

Revenues for the three and nine months ended September 30, 1998, were $56,367 and $131,735, respectively, and gross profit for the three and nine months was $21,867 and $51,242, respectively. Operating income was $1,938 and $7,300 for the three and nine months ended September 30, 1998. Operating income for the three and nine months ended September 30, 1998 includes other charges of $1,822, which consist of $1,000 for severance of three officers of the Company, and $822 for costs of unsuccessful acquisitions and projects.

Net income was $599 for the three-month period and net income before extraordinary item was $2,758 for the nine-month period. Net income before extraordinary items for the nine-month period includes a $700 one-time, non-cash charge of acquired in-process research and development. The net income of $2,045 for the nine month period includes an extraordinary loss of $713 net of income taxes related to the early extinguishment of certain notes payable obligations. For a discussion of pro forma operations for the nine months ended September 30, 1998 and 1997, see the Results of Operations - Pro Forma.

Liquidity and Capital Resources - The Company

As of September 30, 1998, the Company had working capital of approximately $25,456 and cash of approximately $4,284. The Company repaid at the closing of the Offering substantially all of the Founding Companies' debt obligations except to the extent such obligations related to capitalized lease obligations and certain debt obligations of Bridge Wharf Investments Limited (d/b/a/ West
One).

On June 11, 1998, the Company entered into a $60,000 senior credit facility with a group of lenders with NationsBank, N.A. as administrative agent. The facility consists of a revolving line of credit and a letter of credit facility. The facility was expanded to $105,000 effective August 12, 1998. The facility is secured by substantially all of the assets of the Company and contains restrictive covenants including restrictions on dividends.

The revolving line of credit bears interest determined by reference to the administrative agent's base rate or the LIBOR rate, plus marginal rates based on performance measurements. The weighted average interest rate on the outstanding facility was 7.18% at September 30, 1998. Interest payments are due at intervals ranging between one month and three months and the maturity date of the facility is May 21, 2001.

$54,000 of the line of credit was outstanding at September 30, 1998. Commitment fees on the unused portion of the facility range from .2% to .375% per annum based on performance measurements. The Company has $4,832 of letters of credit outstanding at September 30, 1998.

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

Results of Operations - Pro Forma

The following unaudited pro forma statements of operations of the Company for the nine-month periods ended September 30, 1997 and 1998 include the combined operations of the Company, the Founding Companies and the Recent Acquisitions as if the Offering, the Combinations and the Recent Acquisitions had occurred on January 1, 1997 and 1998, respectively.


                                        NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                   --------------------------    PERCENT
                                       1997          1998         CHANGE
                                   ------------  ------------  ---------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues                        $  163,722     $  175,852          7.4%
   Costs of revenues                  102,220        108,163          5.8
                                      -------      ---------      -------
    Gross profit                       61,502         67,689         10.1

   Selling, general and
    administrative                     48,704         50,547          3.8
   Depreciation and amortization        4,706          4,499         (4.4)
   Other charges                           --          1,822        100.0
                                      -------      ---------      -------
    Operating income                    8,092         10,821         33.7

   Interest and other expense, net      2,676          2,776          3.7
                                      -------      ---------      -------
   Income before income taxes and
    extraordinary item                  5,416          8,045         48.5

   Provision for income taxes           2,656          3,707         39.6
                                      -------      ---------      -------
   Income before extraordinary item   $ 2,760      $   4,338         57.2%
                                      =======      =========      =======
     Income per share before
     Extraordinary item - diluted     $   0.23     $    0.36
                                      ========     =========

The unaudited pro forma statements of operations include adjustments to the Company's historical results of operations which provide for (1) reductions in salaries, bonuses and benefits payable or provided to stockholders and managers of the Founding Companies and the Recent Acquisitions to which they agreed prospectively; (2) amortization of goodwill as a result of the Combinations to be recorded over a period of 5 to 40 years; (3) reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the combinations; (4) income tax adjustments as follows: (a) incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, (b) federal and state income taxes relating to the other statement of operations adjustments and
(c) incremental provision for income taxes due to non-deductible goodwill; (5) an adjustment to interest expense assuming that the Company's debt at September 30, 1998, which includes debt related to the Recent Acquisitions, was outstanding, in its entirety, for all periods presented using the Company's current cost of financing; and (6) the reduction in expense related to amounts allocated to in-process research and development activities. For both periods presented, the number of shares used in computing income per share before extraordinary item - diluted includes 11,817,624 outstanding common shares at September 30, 1998, 190,798 incremental shares for potential common shares from stock options using the treasury stock method and 18,503 shares subject to earn-out provisions.

This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future. The pro forma results do not reflect the expected benefits and cost reductions anticipated by the Company.

Pro forma revenues increased by approximately $12,130. This increase was primarily attributable to the addition of significant new accounts or service contracts at several of the Founding Companies, and the expansion of delivery services or the purchase of additional customer lists.

Pro forma cost of revenues increased approximately $5,943. This increase was generally consistent with the respective increases in revenues. As a percentage of pro forma revenues, cost of revenues decreased from 62.4% for the nine months ended September 30, 1997, to 61.5% for the nine months ended September 30, 1998, primarily as a result of consolidation of administrative activities and improvements in productivity of the overall North American courier fleet.

Pro forma year-to-date selling, general and administrative expenses increased approximately $1,843. This increase primarily related to costs incurred related to the additional infrastructure required to support the acquisition of new accounts. As a percentage of pro forma revenues, sales, general and administrative expenses decreased from 29.7% for the nine months ended September 30, 1997, to 28.7% for the nine months ended September 30, 1998, primarily as a result of rationalization of facilities in several key operating centers.

Other charges increased from zero to $1,822. The charges consist of $1,000 for severance of three officers of the Company and $822 for costs of unsuccessful acquisitions and projects.

Pro forma year-to-date depreciation and amortization expense decreased by $207. The decrease was primarily attributable to certain property and equipment previously utilized by the Founding Companies, which were not acquired by the Company, including the facility owned by Bridge Wharf Investments Limited (d/b/a West One).

Pro forma consolidated operating income increased $2,729 as a result of the factors discussed above.

Pro forma year-to-date interest and other expense increased $100 as a result of changes in other income and expense items. Pro forma interest expense remained relatively constant between the periods.

Impact of Year 2000

The Year 2000 issue refers to the impact on information technology and non-information technology systems, including codes embedded in chips and other hardware devices, of date-related issues including the identification of a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than "2000." This date-related problem could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities.


The Company is in the process of identifying operating and software issues to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company expects to address its most critical internal systems first, including the Company's proprietary capture and dispatch system ("Kiwi"), and targets to have them Year 2000 compliant by September 1, 1999. The Company intends to address all major categories of information technology and non-information technology systems in use by the Company, including customer service, dispatch and finance.

The Company plans to use both internal and external resources to reprogram and test the software for Year 2000 modifications. Cost of this and all other efforts to achieve Year 2000 compliance is estimated to be less than $1,000. To date, the Company's expenses associated with its Year 2000 program have been limited to internal costs. The Company has not separately tracked such internal costs, which were primarily associated with payroll costs. The Company expects future costs to be funded by internally generated funds.


The Company has begun to communicate with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The feedback from some of the Company's major suppliers and customers contacted has confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999.

The Company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the implementation of the new systems, a failure to fully identify all of the Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, or a failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company expects to develop contingency plans for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to handle all of the problems which may arise.


Recently Issued Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board issued "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a management approach model for segment reporting. This approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure or management structure or on any other manner in which management disaggregates a company. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and does not need to be applied to interim statements in the initial year of application. The Company intends to adopt this standard when required and is in the process of determining the effect of SFAS 131 on the Company's financial statements.

Factors Affecting the Company's Business

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS. The Company's point-to-point delivery services business is subject to seasonal influences. The Company's revenues and profitability in its business have generally been lower in the summer months. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may change. In addition, quarterly results have been and in the future may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, the timing and costs of converting acquired companies to the DMS model, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

CONVERSION TO THE DMS MODEL. The Company is converting the existing operations of acquired companies to the DMS Model to the extent feasible. The process of converting an existing point-to-point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such market and may have a material adverse effect on the Company's business, financial condition or results of operations.

INTERNATIONAL OPERATIONS. A significant portion of the Company's revenues are generated in the United Kingdom. For the three-month period ended September 30, 1998, revenues in the United Kingdom accounted for approximately 42% of total consolidated revenues. The conversion rate between the British Pound Sterling and the U.S. dollar during 1998 has been approximately the same as during the comparable period in 1997, although there can be no assurance that fluctuations in such currency exchange rate will not in the future have a material adverse effect on the Company's business, financial condition or results of operations.

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

ACQUISITIONS. The Company depends upon organic growth and acquisitions to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis has had and can have in the future a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and activities also could adversely affect the Company's quarterly earnings.

In addition, there can be no assurance that acquisitions will be available to the Company on favorable terms. When the Company is unable to use the Company's Common Stock as consideration in acquisitions, for example, because it believes that the market price of the Common Stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's Common Stock is too volatile, the Company must use cash to make such acquisitions. This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the domestic courier industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on growth.

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DISPATCH MANAGEMENT SERVICES CORP.

Date:  November 16, 1998               By: /s/ Marko Bogoievski
                                           ---------------------------
                                               Marko Bogoievski
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit
    Number                                           Description

    27.1     Financial data schedule