Form 10-K
period 1998-12-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-04-15
CIK 1048897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

    (Mark
     One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE OF 1934
                For the fiscal year ended December 31, 1997
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________to ____________

                        Commission File Number 000-23349

                       DISPATCH MANAGEMENT SERVICES CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                         13-3967426
        (State of incorporation)                                (IRS Employer
                                                             Identification No.)
     1981 Marcus Avenue, Suite C131
         Lake Success, New York                                     11042
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (516) 326-9810

           Securities registered pursuant to Section 12(b)of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No

     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 31, 1999 (based on the last reported sales price of the Registrant's Common Stock, par value $0.01, as reported on The Nasdaq National Market on such date) was approximately $33,479,052. As of March 31, 1999, 11,903,663 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Form 10-K has been incorporated by reference from the Registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Commission.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
ITEM 1.  BUSINESS..............................................................3
ITEM 2.  PROPERTIES............................................................9
ITEM 3.  LEGAL PROCEEDINGS....................................................10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11
                                     PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................12
ITEM 6.  SELECTED FINANCIAL DATA..............................................12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................27
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................27
                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................27
ITEM 11. EXECUTIVE COMPENSATION...............................................28
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......28
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28
                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....28

                                     PART I

Item 1. Business

     In connection with the closing of the initial public offering (the "Offering") of the common stock, $.01 par value (the "Common Stock"), of the Company in February 1998, the Company acquired, in separate combination transactions (the "Combinations"), 38 urgent, on-demand, point-to-point courier firms and one software firm (each, together with the software firm, a "Founding Company," and collectively, the "Founding Companies"). Following the Offering, the Company acquired 28 additional companies and operates the acquired entities in integrated operating centers in the United States, the United Kingdom, Australia and New Zealand. Unless otherwise indicated or the context otherwise requires, references to the "Company" and "DMS" herein mean Dispatch Management Services Corp., its subsidiaries and the Founding Companies. The Company was incorporated under the laws of the State of Delaware on September 8, 1997. The Company's principal executive offices are located at 1981 Marcus Avenue, Lake Success, New York 11042, and its telephone number at that address is (516) 326-9810.

General

     The Company was formed to create one of the largest providers of urgent, on-demand, point-to-point ("Point-to-Point") delivery services in the world. The Company focuses on Point-to-Point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as in the United Kingdom, Australia, and New Zealand. The Company believes that it has the largest market share of Point-to-Point delivery service companies operating in each of London, New York, San Francisco, Atlanta, Washington, D.C. and Seattle. Although several large, national, publicly traded companies are consolidating other segments of the delivery industry, the Company believes that it is the only courier firm focused exclusively on the highly fragmented Point-to-Point delivery industry. Prior to the consummation of the Offering, the Company conducted no operations other than in connection with the Offering and the Combinations and generated no revenues other than the receipt of certain licensing fees.

Industry Overview

     The on-demand, Point-to-Point segment of the same-day delivery industry is characterized by unscheduled deliveries, which are typically completed within two hours of the request for service. The items transported can range in weight from 1 to 100 pounds, and include documents, spare-parts, medical products, and other items that are not suitable for facsimile or electronic submission, but for which there is an immediate need. The Company believes that the business model underlying the on-demand Point to Point delivery industry is fundamentally different from those models defining the slower, scheduled or routed same-day delivery industry. Critical success factors in the on-demand industry include the degree of density achieved in a metropolitan market and courier productivity, as distinct from asset utilization and schedule efficiency.

     The on-demand industry in the United States and the United Kingdom consists primarily of several thousand small, independent businesses serving local markets and a small number of regional or national operators that individually do not have a significant share of the on-demand delivery market. The on-demand delivery markets in Australia and New Zealand tend to be dominated by several large national and international participants, that have integrated on-demand, same-day and overnight delivery services. The Company believes that the on-demand delivery market, particularly in the United States and United Kingdom, offers substantial consolidation opportunities, as there are significant operating and marketing benefits to large-scale professional service providers. Relative to smaller operators in the industry, the Company believes that national operators benefit from several competitive advantages including, national branding, the ability to service national accounts and centralized administrative and management information systems.

     The Company believes that on-demand delivery is the fastest growing segment of the same-day delivery market, and that the more urgent segments of the delivery industry are benefiting from several recent trends. For example, the trend towards "just-in-time" inventory management and the outsourcing of non-core business functions have created opportunities for third party providers of delivery services. Developments in electronic commerce have generally increased the pace of business and created an increased expectation for the same-day transportation of items. Electronic commerce trends are also reshaping the entire distribution industry, as retail consumers increasingly are being offered new ways to purchase goods and services via the Internet.

Business Strategy

     Management believes that the Company's operating methodology differentiates it from both local market competitors and other large, same-day delivery service providers who compete in the Point-to-Point delivery industry as only one part of a broader same-day service model. The business practices comprising the operating methodology (collectively, the "DMS Model") are designed to reduce operating complexities inherent in the Point-to-Point delivery industry. Key elements of the DMS Model include: (i) organizing the Company's courier operations into three distinct functions relating to dispatch management, road management and marketing management; (ii) utilizing proprietary software to manage order entry and delivery completion, on-time performance and transaction processing; (iii) empowering the courier fleet, rather than dispatchers, to determine optimal use of road resources ("Free Call Dispatch"); (iv) cross-training back-office staff in the areas of call-capture, dispatch management, and customer resolution activities, and (v) incentivizing the Company's workforce in each of the three operating functions to maximize efficiency and profitability.

     The Company believes that the comprehensive application of the DMS Model should generate certain competitive advantages, including the ability to provide higher levels of customer service and the creation of distinct time-guaranteed delivery products, whereby the customer is able to price-discriminate the level of service required. The Company ultimately believes that implementation of the DMS Model creates an environment which facilitates increased personnel utilization and lower transaction processing costs as a percentage of revenue, resulting in increased profitability. In addition, the Company believes the reduction of operating complexity should allow the Company to increase the number of transactions the Company is able to process with minimal incremental cost.

     The Company's focus is on internal growth, although future acquisitions will be considered to obtain further density or to acquire key management talent in certain metropolitan markets, provided that the Company is able to obtain the approval of its lenders prior to consummating any acquisition. The Company believes that it will be able to achieve operating efficiencies by completing the conversion of the acquired companies to the DMS Model and consolidating their operations into existing DMS operations. The Company intends to further develop its relationships with existing clients and to increase market share by raising service levels in the on-demand delivery market, and by providing enhanced services not currently provided to customers, such as guaranteed, on-time delivery. The Company's strategic goal is to become the largest or second largest provider of Point-to-Point delivery services in each market within which it operates. The Company also intends to develop a premium branded national accounts program. Although barriers to entry in the Point-to-Point delivery services market traditionally have been low, the Company believes that the application of the operating methodology will allow it to provide higher levels of customer services than traditionally available from its competitors, thereby permitting the Company to charge premium prices for these services.

Services

     The Company provides a comprehensive range of urgent courier and related facilities management services. In providing urgent delivery services, the Company's messengers respond to unscheduled customer requests for immediate pick-up and delivery of time-sensitive packages. The Company offers a range of time-guaranteed products, including 15 minute and 30 minute deliveries in certain downtown metropolitan areas. The yield per delivery typically increases with the time-sensitivity of the delivery. The Company also provides mailroom management services, including the provision and supervision of mailroom personnel, mail and package sorting, internal delivery and external urgent messenger services.

Organization

     The Company's operations are divided into three business units, U.S.A, the United Kingdom, and Australasia (Australia and New Zealand). The U.S. business is organized into four regions, having a total of 22 operating centers in 27 cities, managed with regional and national oversight as appropriate.
Metropolitan operating centers are responsible for courier management, call-capture, dispatch, customer resolution, invoicing, and collections.

     Following the Offering, the Company operated certain of the companies acquired through compensation and incentive arrangements with former owners of the acquired companies ("Brand Managers"), known as "Brand Manager Agreements". Each Brand Manager was responsible for managing his or her Brand to maximize its revenues and profit margin. The Company is presently attempting to convert a number of the Brand Manager contracts into center manager contracts, which effectively replace existing arrangements with a new compensation and incentive structure based on the pre-tax performance of an entire operating center ("Center Manager Contracts").

     The Center Manager is responsible for the pre-tax financial performance of the center, which includes an allocation of the shared-services function located in Lake Success, New York. The Managing Directors of the United Kingdom and Australasian businesses are responsible for the total financial performance of their operations.

     Certain administrative functions are centralized in Lake Success, New York,
including  human  resources,   accounting  for  the  United  States,   financial
reporting, and cash and treasury management for the entire corporation.

Customers

     The Company currently has more than 35,000 customers, including professional service organizations, large corporations, healthcare institutions and retail and manufacturing firms. For the year-ended December 31, 1998, no one industry accounted for more than 10% of the company's net revenue, and no one customer accounted for more than 5% of the Company's net revenue. Customers typically do not enter into contracts for the long-term supply of Point-to-Point delivery services.

     A significant number of the Company's customers are located outside of the United States. For the year-ended December 31, 1998, approximately 38% and 4% of the Company's net revenues were generated from the United Kingdom and Australasia, respectively.

Competition

     The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in the local market. In addition, several large, national, publicly traded companies are consolidating segments of the delivery industry through the acquisition of independent courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for access to couriers and acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into the Point-to-Point market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of such companies have greater financial resources and brand name recognition than the Company. The Company believes that the principal competitive factors in the Point-to-Point delivery industry are reliability, service flexibility and pricing.

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

     The Company currently carries liability insurance, which the Company believes is adequate. In addition, independent contractors are required to maintain liability insurance of at least the minimum amounts required by state law and to provide the Company with a certificate of insurance verifying that they are in compliance.

Intellectual Property

     The Company continually develops and refines the DMS Model and enhances the existing proprietary technology. The Company primarily relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company has registered several trade and service marks, including: DMS Corp.(TM), 1-800-DELIVER(TM) and 1-800-COURIER(TM). The Company also owns the Internet domain name "www.DMS-Corp.com."

Employees and Independent Contractors

     The Company currently has a work force of approximately 6,450 people, including approximately 4,908 couriers, 1,477 operations staff and 65 people in management positions. Of the couriers, approximately 1,618 are employees and 3,290 are independent contractors. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees and independent contractors is good.




Acquisitions

     Commencing with the Offering in February 1998 and continuing through December 31, 1998, the Company acquired the following urgent courier and same-day delivery businesses (collectively the "Acquisitions"):

     OPERATING CENTER                                        ACQUISITION DATE
     ----------------                                        ----------------

     London, England
     West One *                                              February 11, 1998
     Security Despatch *                                     February 11, 1998
     Delta Air & Road Transport                              April 7, 1998

     New York, NY
     Earlybird Courier Service *                             February 11, 1998
     Bullit Courier *                                        February 11, 1998
     Zoom Courier *                                          February 11, 1998
     Able Motorized                                          May 1, 1998
     Express Delivery                                        May 8, 1998

     New Jersey
     Atlantic Freight Systems *                              February 11, 1998
     PT Express                                              July 5, 1998
     Flash Delivery Systems                                  November 12, 1998

     Perth, Australia
     Courier Australia                                       August 25, 1998

     San Francisco, CA
     Aero Special Delivery Service *                         February 11, 1998
     Battery Point *                                         February 11, 1998
     Studebaker *                                            February 11, 1998
     Zap Courier *                                           February 11, 1998
     S-Car-Go *                                              February 11, 1998
     Bay Metro Express                                       May 22, 1998

     Atlanta, GA
     MLQ Express *                                           February 11, 1998
     A Courier Atlanta *                                     February 11, 1998

     Denver, CO
     Kangaroo Express *                                      February 11, 1998
     1-800 Denver *                                          February 11, 1998
     Zoom Delivery                                           June 30, 1998

     Los Angeles, CA
     National Messenger *                                    February 11, 1998
     1-800 Courier LAX *                                     February 11, 1998
     Speedy Messenger                                        May 15, 1998
     South Coast Metro                                       May 21, 1998
     Direct Messenger                                        June 30, 1998
     Caliber Delivery                                        September 4, 1998
     Courier Dispatch                                        December 1, 1998
     Lightning Dispatch                                      December 18, 1998

     Washington, DC
     Washington Express *                                    February 11, 1998
     AFS Courier *                                           February 11, 1998
     Rocket Courier *                                        February 11, 1998
     Advance Courier                                         May 21, 1998
     Advantage Courier                                       May 21, 1998

     Houston, TX
     A&W Couriers *                                          February 11, 1998

     *    Reflects Founding Company acquisition

     OPERATING CENTER                                        ACQUISITION DATE
     ----------------                                        ----------------

     Houston, TX (continued)
     Houston Flash *                                         February 11, 1998
     American Messenger                                      August 17, 1998
     Innovative Transportation Systems                       December 3, 1998

     Dallas, TX
     Striders Courier *                                      February 11, 1998
     United Messenger *                                      February 11, 1998
     Courier Systems                                         May 21, 1998
     Deadline Delivery                                       September 17, 1998
     Champion Courier                                        May 13, 1998
     ADR                                                     May 7, 1998

     Minneapolis, MN
     American Eagle Endeavors (MN) *                         February 11, 1998

     Seattle, WA
     Fleetfoot Max *                                         February 11, 1998
     Jet City *                                              February 11, 1998

     Boston, MA
     1-800 Courier Boston *                                  February 11, 1998
     1-800 New Hampshire *                                   February 11, 1998
     Time Courier *                                          February 11, 1998

     Detroit, MI
     Express Messenger *                                     February 11, 1998
     G&G Courier                                             November 5, 1998

     Phoenix, AZ
     American Eagle Endeavors (AZ) *                         February 11, 1998
     Metro Link                                              May 8, 1998

     Portland, OR
     1-800 Portland *                                        February 11, 1998
     Andy's Delivery                                         May 22, 1998

     Auckland & Wellington, New Zealand
     KiwiCorp *                                              February 11, 1998
     A.R.T. Courier                                          August 7, 1998

     Chicago, IL
     Deadline Courier *                                      February 11, 1998

     Nashville, TN
     A Courier Tennessee *                                   February 11, 1998

     Philadelphia, PA
     Time Cycle Courier *                                    February 11, 1998

     Charlotte, NC
     A Courier Charlotte *                                   February 11, 1998

     *    Reflects Founding Company acquisition

     The aggregate consideration paid by the Company for the above acquisitions included; cash paid of approximately $110.3 million, 3,733,750 shares of common stock, common stock to be issued to the value of $3.2 million, and $12.5 million in notes payable. In addition, in certain instances, the Company may pay additional consideration if such acquired businesses obtain certain performance goals. See Liquidity and Capital Resources discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consideration paid by the Company for the Acquisitions was determined through arms-length negotiations among the Company and the representatives of the owners of these acquired companies. The factors considered by the parties in determining the purchase price include, among other things, historical operating results, future prospects of the acquired companies, and the ability to integrate the acquired business into an existing DMS operations center.

     Each of the Acquisitions has been accounted for using the purchase method of accounting. Each acquisition has been included in the Company's consolidated results of operations from the date of its respective acquisition.

Executive Management

     H. Steve Swink has served as the Chairman and Chief Executive Officer since December 14, 1998 and January 26, 1999, respectively. Mr. Swink has been a Director of the Company since February 1998. Prior to be being appointed the Chief Executive officer of the Company, Mr. Swink served as Executive Vice President of UniCapital Corporation, a publicly traded leasing concern based in Miami, Florida. Between August 1995 and June 1998, Mr. Swink served as President of the Coffee and Beverage Division of U.S. Office Products Company. From 1977 to August 1995, Mr. Swink served in various executive officer capacities for Coffee Butler Services, Inc., a coffee service business, most recently as President.

     Marko Bogoievski has served as the Chief Financial Officer of the Company since November 1997. From April 1996 to November 1997, Mr. Bogoievski was the Chief Financial Officer of Ansett New Zealand Limited, an airline and transportation subsidiary of News Corporation, Inc. operating in New Zealand. From September 1993 to April 1996, Mr. Bogoievski was a Finance Director of Lion Nathan Limited, a publicly traded brewer operating in Australia, New Zealand and China.

     Howard Ross has served as the General Counsel of the Company since February 1998. Between 1984, and February 1998, Mr. Ross was a Partner of the law firm Silver, Freedman and Taff, LLP based in Washington D.C.

     Steve Swineford has served as the President and Chief Operating Officer of the Company's North American courier business since December 1998. Prior to December 1998, Mr. Swineford was the Western region representative on the Company's Brand Manager Steering Committee. Prior to February 1998, Mr.
Swineford was the President and Chief Executive Officer of National Messenger, Inc., a privately held same-day courier business the Company acquired in February 1998.

     Jack Price has served as the Managing Director of the United Kingdom business since April 1998. In November 1998, Mr. Price was appointed to the Board of Directors of the Company. Between 1981 and April 1998, Mr. Price held various positions, most recently as Managing Director of Delta Air & Road Transport, Plc., a privately held same-day courier business the Company acquired in April 1998. Mr. Price has given notice of his intention to retire as the Managing Director of the United Kingdom business effective September 1999, and resigned his position as a Director of the Company's Board in January 1999.

Item 2.  Properties

     The Company operates from 113 leased facilities, which total approximately 350,000 square feet. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space for Company equipment as well as for the strategic stockpiling of service repair items for certain customers. The Company generally intends to continue to consolidate the back-office operations and road operations into single DMS centers located within each market. This is likely to result in the reduction of a number of facilities operated by the Company.

     The  table  below  summarizes  the  location  of  the  Company's   existing
facilities.

                                                                 Number of
     Location                                                   Facilities
     --------                                                   ----------

     United Kingdom.............................                        42
     New York Metropolitan Area.................                        10
     San Francisco, CA..........................                         6
     Atlanta, GA................................                         3
     Dallas, TX.................................                         3
     Denver, CO.................................                         4
     Los Angeles, CA............................                         2
     Seattle, WA................................                         3
     Detroit, MI................................                         2
     Washington, D.C............................                         2
     Boston, MA.................................                         1
     Charlotte, NC..............................                         1
     Chicago, IL................................                         1
     Hollis, NH.................................                         1
     Houston, TX................................                         2
     Minneapolis, MN............................                         2
     Nashville, TN..............................                         2
     Phoenix, AZ................................                         3
     Portland, OR...............................                         2
     Philadelphia, PA...........................                         1
     San Antonio, TX............................                         1
     Austin, TX.................................                         1
     West Orange, NJ............................                         2
     Clifton, NJ................................                         1
     Elizabeth, NJ..............................                         2
     Australia..................................                        11
     New Zealand................................                         2
                                                                      ----
     Total......................................                       113
                                                                      ====

     The Company's corporate headquarters are located in Lake Success, New York. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the year ended December 31, 1998 was $2.4 million.

Item 3. Legal Proceedings

     Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to repeated and substantial problems with certain telecommunications and computer equipment. In July 1997, the Company was served with a claim for unpaid monthly fees due under the full term of each respective service agreement. The Company is also involved in several acquisition-related disputes concerning acquisition contract interpretation, non-compete enforcement, and status of unregistered stock issued in connection with the Offering. The Company has accrued approximately $5.2 million as an estimate of the liability with respect to these cases at December 31, 1998.

     The Company also becomes involved in various legal matters from time to time, which it considers to be in the ordinary course of business. While the Company is not currently able to determine the potential liability, if any, related to such matters, the Company believes, after consulting with legal counsel, that none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price Information

     The Company's Common Stock began trading on The Nasdaq National Market under the symbol "DMSC" on February 6, 1998. Accordingly, market price information is not available for 1997. The following table details the high and low sales prices for the Common Stock as reported by The Nasdaq National Market for the periods indicated:

                                                         High          Low
                                                         ----          ---

     1998
     First Quarter..................................    $17.500      $13.500 (1)
     Second Quarter.................................     28.000       15.875
     Third Quarter..................................     26.750       12.688
     Fourth Quarter.................................     14.875        3.000

     1999
     First Quarter (through March 31, 1999) ........      4.438        1.500

(1) The public offering price in the initial public offering was $13.25 per share.

     On March 31, 1999 (i) the last sale price of the Common Stock as reported on The Nasdaq National Market was $2.8125 per share and (ii) there were 259 holders of record of the Common Stock.

     The Company has never paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future payment of dividends will depend upon the Company's results of operations, financial condition, cash requirements, restrictions contained in credit and other agreements and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

     None.

Item 6.  Selected Financial Data

     Set forth below is selected historical financial data with respect to the years ended December 31, 1998 and 1997, all of which are derived from, and qualified by reference, to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and noted thereto.

                                                                                                              Period from Inception
                                                                                       Year Ended            (November 12, 1996) to
                                                                                    December 31, 1998           December 31, 1997
                                                                                    -----------------           -----------------

                                                                                    (Dollars in thousands, except per share data)
     Statement of Operations Data:
     Net revenue ........................................................              $    188,640               $        313
     Cost of revenue ....................................................                   119,927                        195
                                                                                       ------------               ------------
     Gross profit .......................................................                    68,713                        118
     Operating Expenses:
       Sales, general and administrative expenses .......................                    68,096                      1,128
       Depreciation and amortization ....................................                     5,783                         15
       Liquidation of Brookside Systems Limited .........................                     4,070
       Severance and other charges ......................................                     4,893
                                                                                       ------------               ------------
     Loss from operations ...............................................                   (14,129)                    (1,025)
     Interest and other expense, net ....................................                     3,546                         98
                                                                                       ------------               ------------
     Loss before income tax provision (benefit) .........................                   (17,675)                    (1,123)
     Provision (benefit) for income taxes ...............................                     1,953                       (413)
                                                                                       ------------               ------------
     Net loss before extraordinary item .................................              $    (19,628)              $       (710)
                                                                                       ============               ============

     Net loss per share before extraordinary item .......................              $      (1.88)              $      (0.84)
                                                                                       ============               ============

     Weighted average shares used in computing
        net loss per share ..............................................                10,478,010                    846,823
                                                                                       ============               ============


                                                                                        December 31,               December 31,
                                                                                            1998                       1997
                                                                                            ----                       ----
                                                                                                     (In thousands)
     Balance Sheet Data:
     Working capital (deficit) ..........................................              $      5,707               $     (6,928)
     Total assets .......................................................                   219,701                      8,035
     Long term debt, net of current maturities ..........................                    70,600
     Stockholders' equity ...............................................                    99,373                        716

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial
Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this report, including without limitation, the factors disclosed under "Risk Factors."

Introduction

     The Company was formed to create one of the largest providers of urgent, on-demand, point-to-point ("Point-to-Point") delivery services in the world. The Company focuses on Point-to-Point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as in the United Kingdom, Australia, and New Zealand. The Company believes that it has the largest market share of Point-to-Point delivery service companies operating in each of London, New York, San Francisco, Atlanta, Washington, D.C. and Seattle. Although several large, national, publicly traded companies are consolidating other segments of the delivery industry, the Company believes that it is the only courier firm focused exclusively on the highly fragmented Point-to-Point delivery industry. The Company's consolidated net revenues for the year ended December 31, 1998 was $188.6 million.

Basis For Presentation

     Management does not believe that a period-to-period comparison of the results of operations of the Company whose consolidated financial statements are included elsewhere in this Annual Report would be meaningful. Prior to the Initial Public Offering on February 11, 1998, the Company conducted no operations other than in connection with the Offering and the Combinations, and generated no revenues other than the receipt of licensing fees. Simultaneous with the Offering, the Company acquired, in separate combination transactions, 38 urgent, on-demand, point-to-point courier firms and one software company.

     Net Revenues. The Company primarily earns revenues from fees charged for Point-to-Point delivery services with the remainder of revenues being derived from facilities management and other same-day delivery services. Revenues consist primarily of charges to customers for individual delivery services and weekly or monthly charges for other ongoing services. Revenues are recognized when packages are delivered. The revenue per transaction for a particular delivery service is dependent upon a number of factors, including the time sensitivity of a particular delivery, special handling requirements and local market conditions.

     Cost of Revenues. Cost of revenues consists of costs relating directly to performance of services, including earned courier compensation and employee benefits, if any, vehicle lease expenses, radio and paging costs, and the cost of administering and managing the Company's courier fleet. A significant majority of the Company's drivers own their own vehicles. The Company believes that the Point-to-Point delivery business generally offers higher gross margins than scheduled or routed deliveries, which results from the premium pricing associated with time-sensitive deliveries. The Company's couriers have historically been compensated based on a fixed percentage of the revenue for a delivery. However, the Company is in the process of realigning courier compensation to an effort-based standard. Management believes that this structure maximizes courier fleet productivity and allows it to better manage its pricing policies and gross margin. In either case, the Company's courier costs are essentially variable in nature. To the extent that the couriers are employees of the Company, associated employee benefit costs such as payroll taxes and insurance are also included in cost of sales.

     Sales, General and Administrative Expenses. Sales, General and Administrative expenses consists of three major components; (i) sales and marketing, includes expenses related to new business development, account management and local brand marketing initiatives, including Brand and Center Manager compensation, sales commissions and advertising and other promotional expenses. The Company anticipates the need for additional investment in sales and marketing initiatives and the implementation and execution of national brand strategies, (ii) general and administrative expenses, includes salaries and benefits of management and administrative staff, professional fees, expenditures for research and development, training costs and expenses related to comprehensive insurance programs, (iii) other operating expenses, primarily related to the cost of operating the DMS Centers which includes costs associated with call capture, dispatch management, customer service, billing, collections and local supervisory personnel.

     Depreciation and Amortization. The Company has no significant investment in warehousing facilities or transportation equipment and, as such, depreciation expense primarily relates to the depreciation of office, communication and computer equipment. Amortization expense primarily relates to the amortization of acquisition goodwill. In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 required that the Combinations be accounted for using the purchase method of accounting. The excess of the fair value of the consideration paid in the Combinations over the fair value of the net assets acquired totaled approximately $157.2 million at December 31, 1998. This excess purchase price is recorded as goodwill on the Company's balance sheet. Goodwill is amortized as a non-cash charge to the income statement over a period ranging from 5 to 40 years. The financial statement impact of this amortization expense for the year ended December 31, 1998 was approximately $3.2 million; $5.4 million was deductible for income tax purposes due to shorter tax lives being used.

A significant portion of the Company's revenues are generated outside of the United States. For the year ended December 31, 1998, approximately 41.4% of total revenues were generated in the United Kingdom, Australia and New Zealand. The percentage of international revenues should increase slightly in 1999 with the full year impact of the acquisition of Delta Air & Road Transport Plc, and Courier Australia, Pty. These businesses were acquired in April 1998 and August 1998, respectively.

Consolidated Results of Operations

     Historical results of operations reflect the activities of Dispatch Management Services Corp. and the Founding Companies since February 11, 1998 and the subsequent acquisitions since the effective dates of acquisition. The Company did not commence operations until its acquisition of 39 companies at the time of the Offering in February 1998. Therefore, comparisons to 1997 actual results are not considered meaningful and no discussion of the results of operations for the year ended December 31, 1997 has been included.

     The   following   table  sets  forth   certain  items  from  the  Company's
consolidated statement of operations, expressed as a percentage of revenues.

                                                          Year Ended
                                                       December 31, 1998
                                                     (Dollars in thousands)
                                                     ----------------------

     Net Revenue ................................     $ 188,640      100.0%
     Cost of revenue ............................       119,927       63.6%
                                                      ---------      -----
     Gross profit ...............................        68,713       36.4%
     Operating expenses:
       Sales, general and administrative expenses        68,096       36.1%
       Depreciation and amortization ............         5,783        3.1%
       Liquidation of Brookside Systems Limited .         4,070        2.2%
       Severance and other charges ..............         4,893        2.6%
                                                      ---------      -----
     Operating loss .............................       (14,129)      (7.6%)
     Interest and other expenses, net ...........         3,546        1.9%
                                                      ---------      -----
     Loss before income taxes ...................       (17,675)      (9.5%)
     Provision for income taxes .................         1,953        1.0%
                                                      ---------      -----
          Net loss before extraordinary item ....     $ (19,628)     (10.5%)
                                                      =========      =====

1998 Overview

     The Company's operating results for 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter. The Company believes that these charges are non-recurring or related to costs associated with the first year of operation. The individually significant charges included the liquidation of a software development company for $4.1 million (see Note 15), severance and other charges including, costs of acquisitions not completed and employee termination costs aggregating $4.9 million (see Note 16), the recording of allowances for the uncollectability of accounts and notes receivable of $4.9 million (see Note 14), costs related to the early extinguishment of debt of $1.1 million, as well as additional first year organizational costs.

     Gross margins deteriorated during the year as courier fleets were combined and additional couriers were maintained to protect service levels during the conversion to the Company's road management practices and "Free-Call" allocation methodology. The Company also experienced difficulties converting the front-end technology of the acquired companies to the proprietary "Kiwi" software operating system, including delays in billing and other issues associated with the scale of conversion activity.

     In addition, the performance of the Company in 1998 was negatively impacted by; i) a significant level of integration activity following the acquisition of 67 companies throughout the United States, the United Kingdom, Australia and New Zealand, ii) significant first year organization and infrastructure development costs, primarily professional and consulting fees, associated with the strategy of integrating the metropolitan operating centers into a national and international network, iii) an aggressive technology investment program that was abandoned in the 4th quarter in order to focus on more fundamental technology needs, and iv) the termination of certain contracts assumed or entered into at the time of the Offering.

     The Company also experienced significant changes in its senior management team, with the termination of the Chief Operating Officer, Director of Business Development, and the Director of Road Management in September 1998, and the resignation of the Chairman and Chief Executive Officer in November 1998, and January 1999, respectively.

     Subsequent to December 31, 1998, the Company notified its senior lenders of an event of default in relation to certain financial covenants described in the syndicated senior credit facility led by NationsBank N.A. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. As described in Note 8, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders. The amended facility has a maturity date of May 31, 2000, and provides for revised financial covenants and other provisions.

     The new senior management team has established a number of strategic priorities designed to stabilize operations for 1999, including i) an aggressive cost reduction program, ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated front-end and back-end systems, as well as enhanced cost control and reporting mechanisms.

     The Company has also recently executed a number of structural changes, including the appointment of four new independent directors to the Company's Board and the creation of a United States regional management team designed to oversee and support the 22 metropolitan operating centers.

     The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. However, the Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, ii) complying with the financial covenants described in the senior credit facility and iii) renegotiating its senior credit facility beyond its maturity date of May 31, 2000.

Net Revenue

     Net revenue for the year ended December 31, 1998 were $188.6 million. These revenues were predominantly earned from Point-to-Point delivery services throughout the United States, the United Kingdom, Australia and New Zealand. For the year-ended December 31, 1998, net revenues generated in the United States, the United Kingdom, Australia, and New Zealand were $110.6 million, $71.4 million, $4.8 million, and $1.8 million, respectively. Following certain acquisitions, the Company re-priced or abandoned certain revenues which failed to meet certain margin criteria, or were not pure Point-to-Point delivery businesses.

Cost of Revenue

     Cost of revenue for the year ended December 31, 1998 was $119.9 million, or 63.6% of the Company's revenues. Cost of revenue percentages in the United States, the United Kingdom, Australia and New Zealand vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, benefit plans, and the mix of business. For the year ended December 31, 1998, cost of revenue percentages for the United States, United Kingdom, Australia and New Zealand were 62.2%, 65.9%, 62.8%, and 62.1%, respectively. Cost of revenue percentages were negatively impacted during 1998 by significant additional costs introduced during conversions to the Company's operating model, and the difficulty associated with the physical integration of a number of previously independent courier fleets. As at December 31, 1998, the Company still had a significant road integration program remaining to execute. This program is expected to be completed during 1999.

     As at December 31, 1998, the majority of the Company's U.S. and international operating centers had not implemented the creation of time-sensitive, guaranteed delivery products. As such, the implementation of these pricing and marketing initiatives under the DMS Model did not have a significant impact on gross margins for 1998.

Selling, General and Administrative Costs

     Selling, general and administrative costs for the year ended December 31, 1998 were $68.1 million, or 36.1% of the Company's net revenues. Selling, general and administrative percentages in the United States, the United Kingdom, Australia and New Zealand vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the year ended December 31, 1998, selling, general and administrative percentages for the United States, United Kingdom, Australia and New Zealand were 43.4%, 26.1%, 25.1%, and 18.6%, respectively. Selling, general and administrative percentages were negatively impacted during 1998 by higher local operating costs introduced during conversions to the Company's operating model. The Company converted over 90% of North American revenues to the proprietary operating model during 1998.

     The United States selling, general and administrative percentage also includes certain non-recurring corporate charges, including establishment of increased valuation reserves against receivables. During the fourth quarter, the Company determined that an increased allowance against trade and notes receivable of $4.9 million was necessary. The assessment of the realizable value of trade and notes receivable was based on, among other things, actual receipts since December 31, 1998, the value of collateral held, and an assessment of the underlying business prospects of the debtor and guarantor parties.

     Selling, general and administrative costs also reflect the cost of an aggressive technology investment program that was abandoned in the fourth quarter in order to focus on more fundamental technology needs, and expenditures associated with the organization and formation of a public company.

Liquidation of Brookside Systems Limited ("Fleetway")

     The Company recorded a charge of $4.1 million related to the liquidation of Fleetway. Fleetway was a software development company that generated net operating losses since its acquisition in February 1998. This charge includes the write-off of $2.0 million of goodwill and capitalized software and development costs associated with the acquisition of Fleetway. The remaining balance of $2.1 million related to adjustments to the net realizable value of certain assets, and the write-off of in-process research and development costs that were recorded in the first quarter of 1998 in connection with the acquisition.

Severance and Other Charges

     The Company recorded charges of $4.9 million related to the termination of former executives, transaction costs associated with acquisitions not completed, and provision for the cost of settling certain acquisition-related obligations. Severance and other charges included $1.2 million for severance; $1.0 million of transaction costs associated with acquisitions not completed, and $2.7 million of contract termination and other charges.

Interest Expense

     Interest expense for the year ended December 31, 1998 was $3.5 million, or 1.9% of the Company's net revenues. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges and the amortization of deferred finance charges relating to the Company's senior credit facility. Substantially all of the Company's debt at December 31, 1998 was consolidated in the syndicated senior bank facility. Interest rates on the senior credit facility ranged from 6.9% to 7.6% during the year.

Combined Liquidity and Capital Resources

     The Company is a holding company that conducts all of its operations through its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

     At December 31, 1998, the Company had $3.0 million in cash and cash equivalents, $71.5 million of senior bank debt, and $12.5 million of short and long-term acquisition-related debt. Net cash used in operating activities for the year ended December 31, 1998 was $9.9 million. Net cash used in investing activities was $116.0 million for the year ended December 31, 1998, which included $110.3 million, net of cash acquired, for the acquisition of the operating companies. Net cash provided by financing activities was $128.6 million for the year ended December 31, 1998 and included $76.3 million from the Company's Offering, net of offering costs, and borrowings of $52.3 million, net of repayments and direct costs incurred in obtaining financing.

     On February 11, 1998, the Company acquired all of the outstanding common stock and/or net assets of the Founding Companies simultaneously with the closing of the Offering. The aggregate consideration for these acquisitions included approximately $62.7 million in cash, the issuance of 3,378,590 shares of common stock, and $4.6 million of notes payable. The cash portion of these acquisitions was funded through the proceeds of the Offering.

     During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, Australia and New Zealand. The aggregate consideration for these acquisitions included approximately $47.6 million in cash, the issuance of 355,160 shares of common stock, $3.2 million in value of stock to be issued, and approximately $7.9 million of notes payable. The cash portion of the consideration for the acquisitions consummated after the Offering was provided by borrowings under the Company's Senior Credit Facility.

     In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain other financial related matters. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $10.2 million, of which $3.5 million is payable in cash and $6.7 million is payable in shares of the Company's common stock. These payments of additional consideration are to be made on specified dates through December 31, 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow.

     Capital expenditures totaled approximately $4.6 million in the year ended December 31, 1998, primarily for office equipment and computer and facility upgrades. The Company expects to make capital expenditures of approximately $1.0 million to upgrade certain components of its management and financial reporting systems and to install an internal computer intranet network and communications system integrating the metropolitan operating centers. In addition, application of the DMS Model requires investment in local operating centers. Management presently anticipates that such additional capital expenditures will total approximately $4.3 million over the next two years, including approximately $1.8 million of computer equipment, $1.3 million of communications equipment, and $1.2 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

     In June, 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August, 1998, Nations Bank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

     Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. As described in Note 8, the Company entered into a definitive Amended and Restated Credit Agreement (the "Credit Agreement") with NationsBank N.A. and the syndicate of senior lenders. The Credit Agreement provides a revolving credit facility equal to the current outstanding indebtedness, or $78.5 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on May 31, 2000, although minimum principal payments of $900 are required in 1999. Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The initial pricing level between April 8, 1999 and June 30, 1999 will be at LIBOR + 4.00% (30 Day LIBOR at March 31, 1999 was 5.0%).

     Borrowings under the line of credit are collateralized by a first lien on all of the business assets of the Company, including the stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and the first fiscal quarter of 2000, the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

     Other  financial  covenants  include:  (i)  maintenance of monthly  pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratios, defined as EBITDA as a ratio to cash interest expense, of 1.25x, 2.00x, and 2.50x for March 31, 1999, June 30, 1999, and September 30, 1999 and thereafter, respectively. The Credit Agreement also limits or prohibits (i) the amount of indebtedness the Company can incur, (ii) the amount of equipment the Company can lease, (iii) the liens, pledges and guarantees that can be granted by the Company, (iv) the amount of cash dividends that can be declared by the Company, (v) certain capital expenditures, and (vi) the sale of stock of the Company's subsidiaries. Acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to 1998 acquisitions.

     Pursuant to the Credit Agreement, the Company expects to write-off approximately $850,000 of deferred financing fees related to the previous Credit Facility dated June 11, 1998, in the second quarter of 1999.

     The Company believes that cash flow from operations will be sufficient to fund the Company's operations and revised acquisition-related notes payable repayment schedule for the next twelve months. Given the current Senior Credit facility restrictions, the Company is unlikely to pursue further acquisition opportunities in the next 12 to 18 months.

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

Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of instruments. The Company is currently evaluating the impact of SFAS No.133, if any.

Year 2000

     The Year 2000 issue refers to the impact on information technology and non-information technology systems, including codes embedded in chips and other hardware devices, of date-related issues including the identification of a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than "2000". This date related problem could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities.

     The Company has identified operating and software issues to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company expects to address its most critical internal systems first, including the Company's proprietary capture and dispatch system ("KIWI"), and targets to have them Year 2000 compliant by September 1, 1999. The Company intends to address all major categories of information technology and non-information technology systems in use by the Company, including customer service, dispatch and finance.

     The Company plans to use both internal and external resources to reprogram and test the software for Year 2000 modifications. Cost of this and all other efforts to achieve Year 2000 compliance is estimated to be less than $1,000. To date, the Company's expenses have been mostly limited to internal costs. External expenditure for Year 2000 compliance was $150. The Company has not separately tracked internal costs, which were primarily associated with payroll costs. The Company expects future costs to be funded by internally generated funds. The Company has begun to communicate with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The feedback from some of the Company's major suppliers and customers contacted confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999.

     The Company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the implementation of the new systems, a failure to identify all of the Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, or a failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company expects to develop contingency plans, as the testing and implementation phases near completion, for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to handle all of the problems, which may arise.

Factors Affecting the Company's Prospects

     In addition to other information in this report, the following factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

     Risks Relating to Conversion to the DMS Model. None of the Founding Companies or subsequent 1998 acquisitions have been fully converted to the DMS Model. The Company intends to complete the conversion of the Founding Companies and subsequent 1998 acquisitions to the DMS Model to the extent feasible. The process of converting an existing Point-to-Point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such particular market and may have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the timing of any acquisitions of additional Point-to-Point courier firms and their respective conversion to the DMS Model may have a significant impact on the Company's financial results, particularly in quarters immediately following such acquisitions.

     Absence of Combined Operating History; Risks of Integration. The Company was founded in September 1997, and prior to the consummation of the Offering in February 1998 conducted no operations other than in connection with the Offering and the Combinations, and generated no revenues other than receipt of licensing fees relating to the software company previously acquired by the Company.
Acquisitions made by the Company are typically integrated into existing operating centers, although they can also operate as separate, independent businesses. There can be no assurance that the Company or any of the acquisitions will be profitable in the future.

     The process of integrating acquired businesses often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. The Company has experienced delays, complications and unanticipated expenses in implementing, integrating and operating such systems. The success of the Company will depend, in part, on the extent to which the Company is able to institute and centralize accounting and other administrative functions such as billing, collections and cash management, implement financial controls, eliminate the unnecessary duplication of other functions and otherwise integrate the Founding Companies, and such additional businesses the Company may acquire in the future, into a cohesive, efficient enterprise. There can be no assurance that the Company's senior management group will be able to successfully integrate, profitably manage or achieve anticipated cost savings from the combined operations of the Founding Companies or implement the Company's business, internal and acquisition growth strategies. The inability of the Company to successfully integrate any of the acquired companies would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of Tax Authorities Classifying Independent Contractors as Employees. A significant number of the couriers utilized by the Company are independent contractors. From time to time, federal and state taxing authorities have sought to assert that couriers in the Point-to-Point delivery industry are employees, rather than independent contractors. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. The Company believes that the independent contractors utilized by the Company are not employees of the Company under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If the IRS successfully asserts that such persons or others classified by the Company as independent contractors are in fact employees of the Company, the Company would be required to pay withholding taxes and administer added employee benefits. In addition, the Company could become responsible for certain past and future employment taxes. If the Company is required to pay back-up withholding taxes with respect to amounts previously paid to such persons, it may be required to pay penalties or be subject to other liability as a result of incorrectly classifying such couriers. If the couriers are deemed to be employees, rather than independent contractors, then the Company may be required to increase their gross compensation since they will be subject to State or Federal tax withholdings. Any of the foregoing circumstances could increase the Company's operating costs and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Management of Growth. The Company expects to expand its existing business while continuing to integrate its prior acquisitions. There can be no assurance that the Company's management and financial reporting systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate additional management and employees. There can be no assurance that such additional management and employees will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified personnel, the Company's business, financial condition and results of operations could be materially adversely effected.

     Risks Relating to the Company's Acquisition Strategy. Although the Company's focus is on internal growth, one of the Company's additional growth strategies has been to increase its revenues and profitability and expand the markets it serves through the selective acquisition of additional Point-to-Point courier businesses. Under the Amended and Restated Credit Facility dated April 8th, 1999, the Company is severely restricted from making additional acquisitions. The Company does not therefore anticipate consummating new acquisitions in the foreseeable future. Several large, national publicly traded companies are consolidating the delivery industry through the acquisition of independent Point-to-Point courier companies. As a result, competition for acquisition candidates is intense and there can be no assurance that the Company will be able to compete effectively for acquisition candidates on terms deemed acceptable to the Company. There also can be no assurance that the Company will be able to successfully convert newly acquired businesses to the DMS Model and integrate such businesses into the Company without substantial costs, delays or other operational or financial problems. In addition, there can be no assurance that companies acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisitions thereof. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results and the timing of those results, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and the realization of intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. In addition, there can be no assurance that the Founding Companies or other Point-to-Point courier companies acquired in the future will achieve the anticipated levels of revenues and earnings. To the extent that the Company is unable to acquire additional Point-to-Point courier firms or integrate acquired businesses successfully, the Company's ability to expand its operations and increase its revenues would be reduced.

     Factors Affecting Internal Growth. Certain of the Founding Companies and other companies acquired in 1998 have individually experienced significant revenue and earnings growth over the past few years. There can be no assurance that these companies will continue to experience internal growth comparable to these levels, if at all. From time to time, certain of the acquired companies have been unable to hire and train as many couriers or operating and sales personnel as necessary to meet the increasing demands of these businesses. Factors affecting the ability of each of these acquired companies to experience continued internal growth includes, but are not limited to, the continued relationships with existing customers, the ability to expand the customer base, the ability to recruit and retain qualified couriers, operating and sales personnel, continued access to capital and the ability to cross-sell services between the acquired companies.

     Need for Additional Financing. Should the lenders providing the Amended and Restated Credit facility prevent the Company from making acquisitions, the Company would reconsider the merits of an acquisition program and would finance such acquisitions by using a combination of shares of its Common Stock and cash. In the event that the Common Stock of the Company does not attain a sufficient market value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as part of or all of the consideration to be paid for their business, the Company would be required to utilize its cash resources, if available, to operate an acquisition program. If the Company has insufficient cash resources to pursue acquisitions, its growth could be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing could be obtained on terms the Company deems acceptable. The inability to obtain such financing could negatively impact such an acquisition program and have a resulting material adverse effect on the Company's business, financial condition and results of operations.

     Risks of IRS Challenge of Reimbursement Policies. Several of the acquired companies in the past have reimbursed certain automobile expenses of their drivers who are employees and own their vehicles. Aero Delivery and two other Founding Companies, which collectively represent approximately 6.0% of the Company's 1998 consolidated revenues, previously had a reimbursement policy that was not based on actual mileage. In connection with an audit of Aero Delivery, the IRS challenged this type policy and the treatment of such payments as reimbursed expenses, and asserted that the reimbursements constitute additional compensation to the couriers on which the company should withhold certain taxes. There can be no assurance that the IRS will not be able to successfully challenge this type of policy if any other acquired company is presently practicing or has practiced this particular policy in the past and that this would not have a material adverse impact on the Company's business, financial condition and results of operations for which the Company will not be adequately covered by indemnification from the Founding Companies.

     Risk of Inability to Terminate Unsatisfactory Brand Managers in a Timely Fashion. The Company operates certain of the companies acquired through compensation and incentive arrangements with former owners of the acquired companies ("Brand Managers"), known as "Brand Manager Agreements". Each Brand Manager is responsible for managing his or her Brand to maximize its revenues and profit margin. The Brand Manager Agreement can be terminated by the Company under certain limited conditions based on performance. The Company is presently attempting to convert a number of the Brand Manager contracts into center manager contracts, which effectively replace existing arrangements with a new compensation and incentive structure based on the pre-tax performance of an entire operating center ("Center Manager Contracts"). There can be no assurance that the Company will be able to renegotiate the Brand Manager contracts, or terminate in a timely manner any Brand Manager or Center Manager who is not performing as expected and that such inability would not have a material adverse impact on the Company's business, financial condition and results of operations.

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

     Claims Exposure. The Company is exposed to claims for personal injury, death and property damage as a result of automobile, bicycle and other accidents involving its employees and independent contractors. The Company may also be subject to claims resulting from the non-delivery or delayed delivery of packages, many of which claims could be significant because of the unique or time-sensitive nature of the deliveries. The Company intends to carry liability insurance and independent contractors are required to maintain the minimum amounts of liability insurance required by state law. However, there can be no assurance that claims will not exceed the amount of coverage. In addition, the Company's visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolution of claims, the Company's insurance costs could significantly increase and operating results could be negatively affected. In addition, future claims against the Company or one of the acquired companies could negatively affect the Company's reputation and could have a correspondingly material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with the Point-to-Point Delivery Industry; General Economic Conditions. The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting the Company's significant customers, increases in fuel prices and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, demand for the Company's services may be negatively impacted by downturns in the level of general economic activity and employment in the United States, United Kingdom, Australia or New Zealand. The development and increased popularity of facsimile machines and electronic mail via the Internet has recently reduced the demand for certain types of Point-to-Point delivery services, including those offered by the Company. As a result, Point-to-Point courier firms are increasingly dependent upon delivery requests for items that are unable to be delivered via alternative methods. There can be no assurance that similar industry-wide developments will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Effect of Potential Fluctuations in Quarterly Operating Results. The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors including, but not limited to, the timing of the integration of the Founding Companies and other acquired companies and their conversion to the DMS Model, the demand for the Company's services, the timing and introduction of new services or service enhancements by the Company or its competitors, the market acceptance of new services, competitive conditions in the industry and general economic conditions. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful or indicative of the results that the Company may achieve in any subsequent quarter or full year. Such quarterly fluctuations may result in volatility in the market price of the common stock of the Company, and it is possible that in future quarters the Company's results of operations could be below the expectations of the public market. Such an event could have a material adverse effect on the market price of the common stock of the Company. Several of the acquired companies recorded a net loss for the most recent fiscal year-ended prior to acquisition by the Company. No assurance can be given that these acquired companies will become profitable in the future or that their respective financial performance will be accretive to the Company's earnings.

     Risk of Non-Proprietary Elements of the DMS Model. Substantially all of the key elements of the DMS Model have been described in various public forums, such as trade shows and industry publications, and also have been made available to companies that are or have been licensees of the Company but are not Founding Companies or subsidiaries of the Company. Although the software used in the DMS Model is proprietary, all of the other key elements of the DMS Model cannot be protected by patents or trademarks. Therefore, there can be no assurance that other Point-to-Point courier companies will not be able to effectively replicate the DMS Model and implement it more effectively than the Company and at a lower cost.

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

     Historically, many of the Founding Companies and the other companies acquired in 1998 operated on separate computer and telephone systems, several of which utilize different technologies. The integration of these companies to the Company's operating model has been more costly than expected, and there can be no assurance that the integration of these systems and conversion to the Company's proprietary software will be successful or completed without additional unexpected costs. There can also be no assurance that the Company will be able to continue to design, develop and refine its computer systems and software on a cost efficient basis, whether due to the loss of employees or otherwise. Any of the foregoing would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company utilizes computer hardware and operating systems designed and manufactured by Apple Computer, Inc. ("Apple"). Any material changes in computer and operating platform technology designed and manufactured by Apple which is incompatible with the Company's current computer systems, or the discontinuance of Apple computer hardware or support services, would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company decides to change its hardware and operating systems to a different operating platform technology, there can be no assurance that the Company will be able to successfully make such a change or that such new hardware and operating systems will be as effective as the existing hardware and operating system.

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

     Reliance on Key Personnel. The Company's success is largely dependent on the efforts and relationships of the Company's Chief Executive Officer, the executive officers, senior managers of the Founding and acquired companies, Brand Managers and Center Managers. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future, particularly the selling shareholder and sales representatives who have on-going relationships with customers. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such individuals will continue in their present capacity for any particular period of time. The Company does not intend to obtain key man life insurance covering any of its executive officers or other members of senior management. In addition, the Company's future success and plans for growth also depend on the Company's ability to attract, train and retain skilled personnel in all areas of its business.

     Competition. The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in such local market. In addition, several large, national, publicly traded companies are in the process of consolidating the Point-to-Point delivery industry through the acquisition of independent Point-to-Point courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the

Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into this market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of such companies have greater financial resources and brand name recognition than the Company. There can be no assurance that any of the foregoing would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Reliance on Key Markets. A significant portion of the Company's revenues and profitability are attributable to services rendered in the metropolitan New York City/New Jersey, United Kingdom, and San Francisco markets. Revenues from the New York City/New Jersey, London, and San Francisco markets accounted for approximately 22.9%, 37.9%, and 6.2%, respectively, of consolidated revenues for the year ended December 31, 1998. Therefore, the Company's results of operations are significantly affected by fluctuations in the general economic and business cycles in these markets. The Company's reliance on these individual markets makes it susceptible to risks that it would not otherwise be exposed to if it operated in a more geographically diverse market. The Company believes that it will be susceptible to geographic concentration risks for the foreseeable future.

     Risk of Business Interruptions and Dependence on Single Facilities in a Market. The Company believes that its future results of operations will be dependent in large part on its ability to provide prompt and efficient service to its customers. Upon conversion of the Company to the DMS Model, the Company's operations typically will be performed at a single DMS operating center for each respective metropolitan market it services and, therefore, the operation of such DMS centers is dependent on continuous computer, electrical and telephone service. As a result, any disruption of the Company's day-to-day operations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Permits and Licensing. The Company's operations are subject to various state, local and federal regulations that, in many instances, require permits and licenses. Additionally, some of the Company's operations may involve the delivery of items subject to more stringent regulation, including hazardous materials, requiring the Company to obtain additional permits. The failure of the Company to maintain required permits and licenses, or to comply with applicable regulations, could result in substantial fines or revocation of the Company's permits and licenses which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, delays in obtaining approvals for the transfer or grant of permits or licenses, or failure to obtain such approvals could delay or impede the Company's acquisition program.

     Regulatory Compliance. As a public company, the Company is subject to continuing compliance with federal securities laws and may also be subject to increased scrutiny with respect to laws applicable to all businesses, such as employment, safety and environmental regulations. Certain of the Company's management have limited experience in managing a public company. There can be no assurance that management will be able to effectively and timely implement programs and policies that adequately respond to such legal and regulatory compliance requirements.

     Foreign Exchange. Approximately 41.4% of the Company's consolidated revenues for the year ended December 31, 1998 were derived from operations conducted in the United Kingdom, Australia and New Zealand. Exchange rate fluctuations between the U.S. dollar and the British pound, Australian dollar, and New Zealand dollar, result in fluctuations in the amounts relating to the foreign currencies reported in the Company's consolidated financial statements due to repatriation of earnings from the foreign subsidiary to the United States or translation of the earnings of the foreign subsidiary operations into U.S. dollars for financial reporting purposes. The Company has not entered into any hedging transactions with respect to its foreign currency exposure, but it may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse impact on the Company's business, financial condition or results of operations.

     Interest Expense. The Company had significant variable interest rate debt outstanding at December 31, 1998 and will continue to have a significant amount of variable rate debt. The Company has not currently entered into any hedging transactions with respect to its interest rate exposure, although it may do so in the future. There can be no assurance that fluctuations in interest rates will not have a material adverse impact on the Company's business, financial condition or results of operations.

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

     Dividend Policy. The Company anticipates that for the foreseeable future, its earnings will be retained for the operation and expansion of its business and that it will not pay cash dividends. In addition, the Company's credit facility agreement precludes the payment of cash dividends without the lender's consent.

     Year 2000 Issues. The Year 2000 issue could disrupt the Company's business and adversely affect the Company's financial condition. The Year 2000 issue refers to a number of date-related problems that may affect information technology and non-information technology systems, including codes embedded in chips and other hardware devices. These problems include systems that identify a year by two digits and not four so that a date "00" would be recognized as "1900" rather than "2000." This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities. The Year 2000 issue is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. We have not completed our evaluation of the Year 2000 exposure, see "Year 2000" for a detailed discussion of the Year 2000 issue.

     NASDAQ Listing. The Company's common stock is currently traded on the National Market. The National Market imposes certain requirements for continued listing, including the maintenance of a minimum bid price, number of market makers, market capitalization, and free float. At March 31, 1999, the Company was in discussion with the NASDAQ concerning certain of the listing requirements, however, there can be no assurance that such discussions will ensure continued listing, or that the inability to maintain the continued National Market listing will not have a material adverse impact on the Company's business, financial condition, results of operations or equity valuation.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

     The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase interest expense by $715 based upon the variable rate debt outstanding at December 31, 1998.

Foreign Exchange Exposure

     Significant portions of the Company's operations are conducted in Australia, New Zealand and the United Kingdom. Exchange rate fluctuations between the US dollar/Australian dollar, US dollar/New Zealand dollar and US dollar/pound sterling result in fluctuations in the amounts relating to the Australian, New Zealand, and United Kingdom operations reported in the Company's consolidated financial statements.

     The Company has not entered into hedging transactions with respect to its foreign currency exposure, but may do so in the future.


Item 8. Financial Statements and Supplementary Data

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with the Report. See
Item 14 of Part IV.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers

     a) Identification of Directors

     Information with respect to the members of the Board of Directors of the Company is set forth under the captions "Nominees for Election as Directors for a Term of Three Years" and "Directors Continuing in Office" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

     b) Identification of Executive Officers

     Information with respect to the Executive Officers of the Company is set forth under the caption "Executive Management" contained in Part I, Item 1. of this report, which information is incorporated herein by reference.

Item 11. Executive Compensation

     The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

     1.   Financial Statements

     The following financial statements and reports of independent accountants are included herein:


               Report of Independent Accountants                             F-1

               Consolidated  Balance Sheets as of December 31, 1998 and
                 December 31, 1997                                           F-2

               Consolidated Statements of Operations for the year ended
                 December 31, 1998, and the period from inception
                 (November 12, 1996) through December 31, 1997               F-3

               Consolidated Statements of Comprehensive Loss for the year ended December 31, 1998, and the period from inception
                 (November 12, 1996) through December 31, 1997               F-3

               Consolidated Statements of Stockholders' Equity for the
                 period from inception (November 12, 1996) through
                 December 1998                                               F-4

               Consolidated Statements of Cash Flows for the year ended
                 December 31, 1998 and the period from inception
                 (November 12, 1996) through December 31, 1997               F-5

               Notes to the Consolidated Financial Statements                F-6


     2.   Financial Statement Schedules

          Schedule II - Valuation of qualifying accounts and reserves        S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements of Notes thereto.

     3.   Exhibits

     The following list of exhibits  includes both exhibits  submitted with this
Report  as  filed  with  the  Securities  and  Exchange   Commission  and  those
incorporated by reference to other filings:

Exhibit
Number                            Description

2.1    --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Early Bird Courier Service, LLC and Total Management, LLC and Michael Fiorito. (1)

2.2    --  Agreement, dated as of September 15, 1997, by and among Dispatch
              Management Services Corp., Aero Special Delivery Service, Inc. and Jeanne Sparks. (1)

2.3    --  Agreement, dated as of September 30, 1997, by and among Dispatch
              Management Services Corp., Bullit Courier Services, Inc. and Theo Nicholoudis. (1)

2.4    --  Agreement, dated as of September 16, 1997, by and among Dispatch
              Management Services Corp., Security Business Services, Ltd., James Brett Greenbury, Kelly Donovan, Scawton Limited, Lyon-Burwell Limited, Arazan Limited and Foreign & Colonial Enterprise Trust plc. (1)

2.5    --  Agreement, dated as of September 11, 1997, by and among Dispatch
              Management Services Corp., American Eagle Endeavors, Inc., Barry Anderson, Cheryl O'Toole and Lawrence O'Toole. (1)

2.6    --  Agreement, dated as of October 31, 1997, by and among Dispatch
              Management Services Corp., Atlantic Freight Systems, Inc., Thomas
              A. Bartley and Perry Barbaruolo. (2)

2.7    --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., Express It Couriers, Inc. and James M. Shaughnessy. (1)

2.8    --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Washington Express Services, Inc., Gilbert D. Carpel, Michael D. Holder, Michael K. Miller and Peter Butler. (1)

2.9    --  Agreement, dated as of September 26, 1997, by and among Dispatch
              Management Services Corp., MLQ Express, Inc. and John W. Wilcox, Jr. (1)

2.10   --  Agreement, dated as of September 19, 1997, by and among Dispatch
              Management Services Corp., Time Couriers, LLC, Tom Cromwell, William Krupman, Michael Stone, Peter Begley, Thomas Hagerty, Kimberly Cilley, Christopher Hart, and DMS Subsidiary Number. (1)

2.11   --  Agreement, dated as of September 14, 1997, by and among Dispatch
              Management Services Corp., Kangaroo Express of Colorado Springs, Inc. and Doris Orner. (1)

2.12   --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., National Messenger, Inc., Robert D. Swineford and Steven B. Swineford. (1)

2.13   --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., Fleetfoot Max, Inc., Gary Brose, The King Company, KPM, Helen King, Robert Lewis, Jim Brose, Barbara Lawrence, Robert L. King, John Sangster, Patsy Sangster, PB Securities for the benefit of Robert L. King, PB Securities for the benefit of Helen King, Gordon Lawrence, Pat Lawrence, Melissa Lawrence, K. Lawrence and Creative Consulting Corp. (1)

2.14   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Profall, Inc., Thomas Westfall, Alyson Westfall, David Prosser, and Adrienne Prosser (1)

2.15   --  Agreement, dated as of September 11, 1997, by and among Dispatch
              Management Services Corp., Express Enterprises, Inc., Paul J. Alberts and Donald E. Stoelt. (1)

2.16   --  Agreement, dated as of October 23, 1997, by and among Dispatch
              Management Services Corp., A & W Couriers, Inc. and Joan Levy. (1)

2.17   --  Agreement, dated as of October 10, 1997, by and among Dispatch
              Management Services Corp., Express It, Inc., and Dave Clancy. (1)

2.18   --  Agreement, dated as of September 18, 1997, by and among Dispatch
              Management Services Corp., Deadline Acquisition Corp., Edward V. Blanchard, Jr., Melba Anne Hill and Scott T. Milakovich.(1)

2.19   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Kiwicorp Limited, Lynette Williams and Tom Finlay.(1)

2.20   --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., Transpeed Courier Services, Inc., Richard A. Folkman, Stacey J. Folkman, Trey Lewis and Evelyn R. Folkman.(1)

2.21   --  Agreement, dated as of September 15, 1997, by and among Dispatch
              Management Services Corp., Clover Supply, Inc., and John J. Walker.(1)

2.22   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., S Car Go Courier, Inc. and Michael Cowles.(1)

2.23   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Christian Delivery & Chair Service, Inc., and Leo J. Gould.(1)

2.24   --  Agreement, dated as of October 9, 1997, by and among Dispatch
              Management Services Corp., Striders Courier, Inc., Tammy K. Patterson and Merlene Y. Flores.(1)

2.25   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp. and Gregory Austin, trading as Battery Point Messengers.(1)

2.26   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., Christopher Grealish, Inc. and Christopher Grealish.(1)

2.27   --  Agreement, dated as of September 17, 1997, by and among Dispatch
              Management Services Corp., United Messengers, Inc. and Marla Kennedy.(1)

2.28   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., and Christopher Neal.(1)

2.29   --  Agreement, dated as of October 4, 1997, by and among Dispatch
              Management Services Corp., TimeCycle Couriers, Inc., Eric D. Nordberg and Jeffrey Appeltans.(1)

2.30   --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., Rocket Courier Services, Inc., Sean Leonce, Grace Leonce and Samer Hassan.(1)

2.31   --  Agreement, dated as of September 14, 1997, by and among Dispatch
              Management Services Corp. and Michael Studebaker.(1)

2.32   --  Agreement, dated as of September 10, 1997, by and among Dispatch
              Management Services Corp., Delivery Incorporated and Gary
              Brose.(1)

2.33   --  Agreement, dated as of September 12, 1997, by and among Dispatch
              Management Services Corp., AFS Courier Systems, Inc. and Frank L. Mullins.(1)

2.34   --  Share Purchase Agreement, dated as of August 20, 1997, by and among
              Dispatch Management Services LLC, Alice Rebecca Clark, Roy Clark, Trustees of the Roy Clark (Life Interest) Settlement 1997, Trustees of the Alice Rebecca Clark (Discretionary) Settlement 1997, Matthew Clark, Simon Clark and Brookside Systems and Programming Limited.(1)

2.35   --  Agreement, dated as of October 6, 1997, by and among Dispatch
              Management Services Corp., Bridge Wharf Investments Limited and Riverbank Limited.(1)

2.36   --  Brand Manager Agreement, dated as of September 14, 1997, between
              Dispatch Management Services Corp. and Barry Anderson (Minneapolis).(1)

2.37   --  Brand Manager Agreement, dated as of September 12, 1997, between
              Dispatch Management Services Corp. and Frank L. Mullins.(1)

2.38   --  Brand Manager Agreement, dated as of September 25, 1997, between
              Dispatch Management Services Corp. and Leo J. Gould and Jodi Gould.(1)

2.39   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and John J. Walker.(1)

2.40   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Dave Clancy.(1)

2.41   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Allen Orner.(1)

2.42   --  Brand Manager Agreement, dated as of September 12, 1997, between
              Dispatch Management Services Corp. and Kiwicorp Limited.(1)

2.43   --  Brand Manager Agreement, dated as of October 9, 1997, between
              Dispatch Management Services Corp. and Tammy K. Patterson and Merlene Y. Flores.(1)

2.44   --  Brand Manager Agreement, dated as of October 8, 1997, between
              Dispatch Management Services Corp. and Tom Cromwell and Peter Begley.(1)

2.45   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Jeff Appeltans and Eric D. Nordberg.(1)

2.46   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Marla Kennedy.(1)

2.47   --  Brand Manager Agreement, dated as of September 10, 1997, between
              Dispatch Management Services Corp. and James Michael
              Shaughnessy.(1)

2.48   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Barry Anderson (Phoenix).(1)

2.49   --  Brand Manager Agreement, undated, between Dispatch Management
              Services Corp. and Joan Levy.(1)

2.50   --  Brand Manager Agreement, dated as of September 21, 1997, between
              Dispatch Management Services Corp. and Christopher Neal.(1)

2.51   --  Brand Manager Agreement, dated as of September 12, 1997, between
              Dispatch Management Services Corp. and Dispatch Management Services Corp. of the National Capital Area, Inc.(1)

2.52   --  Brand Manager Agreement, dated as of September 15, 1997, between
              Dispatch Management Services Corp. and The Delivery Company Limited.(1)

2.53   --  Brand Manager Agreement, dated as of October 1, 1997, between
              Dispatch Management Services Corp. and Creative Consulting
              Corp.(2)

2.54   --  Brand Manager Agreement, dated as of October 1, 1997, between
              Dispatch Management Services Corp. and Creative Consulting
              Corp.(2)

2.55   --  Brand Manager Agreement, dated November 1, 1997, between Dispatch
              Management Services Corp. and Atlantic Transportation Consultants, Inc.(3)

2.56   --  Agreement, dated as of October 31, 1997, among Dispatch Management
              Services Corp., Pacific Freight Systems, Inc., Thomas A. Bartley and Perry Barbaruolo.(2)

2.57   --  Agreement, dated December 2, 1997, among Dispatch Management Services
              Corp., and Munther Hamoudi.(2)

2.58   --  Agreement, dated November 21, 1997, among Dispatch Management
              Services Corp., Zoom Messenger Service, Inc. and Frank Nizzare.(2)

2.59   --  Agreement, dated as of November 26, 1997, among Dispatch Management
              Services Corp., A Courier of the Carolinas, LLC, A Courier, Inc., and Tesseract Limited Partnership.(3)

2.60   --  Agreement, dated as of November 20, 1997, among Dispatch Management
              Services Corp., Express Air Management, Inc., Robert G. Driskell, Arthur J. Morris, Randolph H. Schneider and DMS Subsidiary Number.(3)

2.61   --  Agreement, dated as of December 19, 1997, among Dispatch Management
              Services Corp., A Courier of Tennessee, LLC, A Courier, Inc., Scott Evatt, and Timothy E. French.(3)

2.62   --  Agreement, dated as of November 20, 1997, among Dispatch Management
              Services Corp., A Courier, Inc., Robert G. Driskell, Arthur J. Morris and Randy H. Schneider.(3)

2.63   --  Brand Manager Agreement, dated November 12, 1997, between Dispatch
              Management Services Corp. and Detroit Dispatch Management Services, Inc.(3)

2.64   --  Brand Manager Agreement, undated between Dispatch Management Services
              Corp. and Michael R. Cowles.(3)

2.65   --  Brand Manager Agreement, dated September 19, 1997, between Dispatch
              Management Services Corp. and Michael Studebaker.(3)

2.66   --  Brand Manager Agreement, dated September 15, 1997, between Dispatch
              Management Services Corp. and Scott T. Milakovich.(3)

2.67   --  Brand Manager Agreement, dated November 13, 1997, between Dispatch
              Management Services Corp. and Frank Nizzare.(3)

2.68   --  Brand Manager Agreement, dated November 26, 1997, between Dispatch
              Management Services Corp. and Columbine Management Services,
              LLC.(3)

2.69   --  Brand Manager Agreement, dated November 20, 1997, between Dispatch
              Management Services Corp. and Muiran, Inc.(3)

2.70   --  Brand Manager Agreement, dated September 30, 1997, between Dispatch
              Management Services Corp. and Gregory W. Austin.(3)

2.71   --  Brand Manager Agreement, dated September 21, 1997, between Dispatch
              Management Services Corp. and Christopher Neal.(3)

2.72   --  Agreement between the Registrant and Delta Air & Road Transport
              PLC.(7)

3.1    --  Certificate of Incorporation, as amended (Certificate of
              Incorporation filed with the Delaware Secretary of State on September 5, 1997 and subsequently amended by Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 26, 1997).(8)

3.1.1  --  Certificate of Designations, Preferences, Related Rights,
              Qualifications, Limitations and Restrictions of Series C Junior participating preferred Shares (9)

3.2    --  Amended and Restated Bylaws.(9)

4.0    --  Rights Agreement, dated as of December 14, 1998, between Dispatch
              Management Services Corp. and American Stock Transfer & Trust Company, as Rights Agent. (9)

10.1   --  Form of Officer and Director Indemnification Agreement.(2)

10.2   --  Form of Employment Agreement dated February 5, 1998 between the
              Company and each of Ms. Jenkinson and Messrs. Holder, Bogoievski, Stewart and Gardner.(6)

10.3   --  Non-Competition Agreement, dated February 2, 1998, by and between
              Dispatch Management Services Corp. and Gregory Kidd.(4)

10.4   --  Form of 1997 Stock Incentive Plan.(2)

10.5   --  Form of Financing and Security Agreement by and among Dispatch
              Management Services Corp., Dispatch Management Services San Francisco Corp., Dispatch Management Services New York Corp., Dispatch Management Services Acquisition Corp., Road Management Services Corporation, Balmerino Holdings Limited, Statetip Limited and Nationsbank, N.A.(4)

10.6   --  Letter Agreement between Michael Fiorito and the Company.(8)

11.0   --  Statement Regarding Computation of Earnings (Loss) Per Share.

21.1   --  Subsidiaries of Dispatch Management Services Corp.

23.1   --  Consent of PricewaterhouseCoopers LLP.

27.0   --  Financial Data Schedule.

99.0   --  Amended and Restated Credit Agreement among Dispatch Management
           Services Corp. as Borrower, and the Material Subsidiaries of the Borrower as guarantors, and the lenders identified herein, and NationsBank, N.A., as Administrative Agent dated as of April 8, 1999(10).

--------

(1) Incorporated by reference to the exhibit of like number to Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on November 10, 1997.

(2) Incorporated by reference to the exhibit of like number to Amendment No. 1 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on December 24, 1997.

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

(5) Incorporated by reference to the exhibit of like number to Amendment No. 4 to the Registrants' Registration Statement on Form F-2, File No. 333-39971, filed with the Commission on February 4, 1997.

(6) Incorporated by reference to the exhibit of like number to Amendment No. 5 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 5, 1997.

(7) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 7,1998, File No. 000-23349.

(8) Incorporated by reference to the exhibit of like number of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated by reference to the exhibit of like number of the Registrant's Current Report on Form 8-K dated December 14,1998, File No. 000-23349.

(10) Filed herein.

     4.   Reports on Form 8-K

          The Company filed a Form 8-K on December 29, 1998, relating to the adoption of the Company's Stockholder's Rights Plan.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 1999.

                             DISPATCH MANAGEMENT SERVICES CORP.
                                             (Registrant)

                             By: /s/ H. STEVE SWINK
                                 -----------------------
                                 H. Steve Swink
                             Chairman of the Board, Chief Executive and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on 12 April, 1999.

    Signature                                      Title
    ---------                                      -----

/s/ H. STEVE SWINK                 Chief Executive Officer and Director
------------------------
H. Steve Swink

/s/ MARKO BOGOIEVSKI               Chief Financial Officer (Principal Financial
------------------------           Officer and Principal Accounting Officer)
Marko Bogoievski

/s/ EDWARD N. ALLEN                Director
------------------------
Edward N. Allen

/s/ D. KEITH COBB                  Director
------------------------
D. Keith Cobb

/s/ MICHAEL FIORITO                Director
------------------------
Michael Fiorito

/s/ THOMAS J. SAPORITO             Director
------------------------
Thomas Saporito

/s/ ANNE T. SMYTH                  Director
------------------------
Anne T. Smyth

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Dispatch Management Services Corp.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 28 present fairly, in all material respects, the financial position of Dispatch Management Services Corp. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for the year ended December 31, 1998 and for the period November 12, 1996 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 1999, except as to Note 8
which is as of April 9, 1999

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)


                                                                                                     December 31,       December 31,
                                                                                                         1998              1997
                                                                                                      ---------          ---------

ASSETS

Cash and cash equivalents ....................................................................        $   3,012          $     354
Accounts receivable, less allowances of $4,416 in 1998 .......................................           36,416                 19
Prepaid and other expenses ...................................................................            1,890                 18
Income tax receivable ........................................................................            2,784
                                                                                                      ---------          ---------
          Total current assets ...............................................................           44,102                391

Property and equipment, net ..................................................................            8,851                 30
Deferred financing costs, net ................................................................            1,501                 12
Intangible assets, primarily goodwill, net of amortization of $3,186 and $12 .................          154,923                266
Notes receivable .............................................................................            9,002
Other assets .................................................................................            1,031                323
Deferred income taxes ........................................................................              291                413
Deferred offering costs ......................................................................                               6,600
                                                                                                      ---------          ---------
          Total assets .......................................................................        $ 219,701          $   8,035
                                                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts ..............................................................................        $   2,944          $      --
Current portion of long-term debt ............................................................              900
Notes payable ................................................................................                               1,585
Accounts payable .............................................................................            5,758                673
Accrued liabilities ..........................................................................           13,356              5,061
Accrued payroll and related expenses .........................................................            5,527
Income tax payable ...........................................................................            1,817
Capital lease obligations ....................................................................              886
Acquisition-related notes payable, current portion ...........................................            7,207
                                                                                                      ---------          ---------
          Total current liabilities ..........................................................           38,395              7,319

Long-term debt ...............................................................................           70,600
Acquisition-related notes payable ............................................................            5,337
Other long-term liabilities ..................................................................            5,996
                                                                                                      ---------          ---------
          Total liabilities ..................................................................          120,328              7,319
                                                                                                      ---------          ---------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par, 10,000,000 shares authorized;
     Series A and B:  0 and 181,546 shares issued and outstanding ............................                                   2
  Common stock, $.01 par 100,000,000 shares authorized;
     11,817,634 and 846,923 shares issued and outstanding ....................................              118                  9
Additional paid-in capital ...................................................................          117,686              1,422
Value of stock to be issued ..................................................................            3,197
Accumulated deficit ..........................................................................          (21,523)              (717)
Accumulated other comprehensive loss .........................................................             (105)
                                                                                                      ---------          ---------
          Total stockholders' equity .........................................................           99,373                716
                                                                                                      ---------          ---------
          Total liabilities and stockholders' equity .........................................        $ 219,701          $   8,035
                                                                                                      =========          =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for share amounts)

                                                                                                               Period from Inception
                                                                                          Year Ended          (November 12, 1996) to
                                                                                       December 31, 1998         December 31, 1997
                                                                                       -----------------       ---------------------
Net revenue ....................................................................         $    188,640              $        313
Cost of revenue ................................................................              119,927                       195
                                                                                         ------------              ------------
  Gross profit .................................................................               68,713                       118

Selling, general and administrative expenses ...................................               68,096                     1,128
Depreciation and amortization ..................................................                5,783                        15
Liquidation of Brookside Systems Limited .......................................                4,070
Severance and other charges ....................................................                4,893
                                                                                         ------------              ------------
  Loss from operations .........................................................              (14,129)                   (1,025)

Interest expense ...............................................................                3,505                       105
Other expense (income) .........................................................                   41                        (7)
                                                                                         ------------              ------------
Loss before income tax provision (benefit) .....................................              (17,675)                   (1,123)
Income tax provision (benefit) .................................................                1,953                      (413)
                                                                                         ------------              ------------
  Loss before extraordinary item ...............................................              (19,628)                     (710)

Extraordinary loss on early extinguishment of debt .............................                1,097
                                                                                         ------------              ------------

  Net loss .....................................................................         $    (20,725)             $       (710)
                                                                                         ============              ============

Loss per common share - basic and diluted

  Loss before extraordinary item ...............................................         $      (1.88)             $      (0.84)
  Extraordinary item ...........................................................                (0.10)
                                                                                         ------------              ------------
Net loss .......................................................................         $      (1.98)             $      (0.84)
                                                                                         ============              ============

Weighted average shares outstanding ............................................           10,478,010                   846,823
                                                                                         ============              ============


                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                                                               Period from Inception
                                                                                          Year Ended          (November 12, 1996) to
                                                                                       December 31, 1998         December 31, 1997
                                                                                       -----------------       ---------------------
Net loss .......................................................................         $    (20,725)             $       (710)

Other comprehensive loss
   Foreign currency translation adjustments ....................................                 (105)                     --
                                                                                         ------------              ------------
Comprehensive loss .............................................................         $    (20,830)             $       (710)
                                                                                         ============              ============


   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands, except for share amounts)

                                            Number of Shares
                                  ----------------------------------
                                                Series A    Series B                   Additional              Cumulative
                                    Common     Preferred   Preferred  Common  Preferred  Paid-In  Accumulated  Translation
                                     Stock       Stock       Stock     Stock    Stock    Capital    Deficit    Adjustment     Total
                                  ----------   ---------   ---------  ------  ---------  -------    -------    ----------    ------
Initial capitalization of
  Company .....................      846,923                          $   9    $  --     $     --  $     (7)     $  --      $     2
Issuance of Series A
  Preferred stock .............                  151,366                           2          880                               882
Issuance of Series A
  Preferred stock in
  Connection with Note payable                    30,080                                      167                               167
Issuance of Series B
  Preferred stock in
  Connection with acquisition                                 100                             375                               375
Net loss ......................                                                                        (710)                   (710)
                                  ----------   ---------   ------    ------    -----     --------  --------      -----      -------
December 31, 1997 .............      846,923     181,446      100         9        2        1,422      (717)                    716

Shares issued in the Initial
  Public Offering .............    6,900,000                             69                76,207                            76,276
Exchange of preferred stock for
  common stock ................      336,961    (181,446)    (100)        2       (2)
Shares issued in connection
  with acquisitions ...........    3,733,750                             38                40,057       (81)                 40,014
Value of stock to be issued ...                                                             3,197                             3,197
Cumulative translation
 adjustment ...................                                                                           .       (105)        (105)
Net loss ......................                                                                     (20,725)                (20,725)
                                  ----------   ---------   ------     -----    -----     --------  --------      -----      -------
December 31, 1998 .............   11,817,634                          $ 118    $  --     $120,883  $(21,523)     $(105)     $99,373
                                  ==========   =========   ======     =====    =====     ========  ========      =====      =======

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                              Period from Inception
                                                                                              Year Ended     (November 12, 1996) to
                                                                                           December 31, 1998   December 31, 1997
                                                                                           -----------------  ---------------------
Cash flows from operating activities:
  Net loss ...........................................................................        $ (20,725)          $    (710)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities ..............................................................
     Depreciation ....................................................................            2,609                   3
     Amortization of goodwill and other intangibles ..................................            3,174                  12
     Deferred taxes ..................................................................              122                (413)
     Accreted interest expense .......................................................               --                  58
     Liquidation of Brookside Systems Limited ........................................            4,070
     Severance and other charges .....................................................            4,893
     Extraordinary item ..............................................................            1,097
      Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in business combinations)
            Accounts receivable ......................................................           (8,801)                 19
            Prepaid expenses and other current assets ................................           (2,984)                 39
            Accounts payable and accrued liabilities .................................            6,621               5,734
                                                                                              ---------           ---------
            Net cash (used in) provided by operating activities ......................           (9,924)              4,742
                                                                                              ---------           ---------

Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired ....................................         (110,347)               (321)
  Investment in other intangibles ....................................................             (979)                 --
  Additions to property and equipment ................................................           (4,628)                (33)
                                                                                              ---------           ---------
            Net cash used in investing activities ....................................         (115,954)               (354)
                                                                                              ---------           ---------

Cash flows from financing activities:
  Proceeds from initial public offering, net .........................................           76,276                  --
  Deferred offering costs ............................................................               --              (6,600)
  Proceeds from issuance of stock ....................................................               --                 885
  Proceeds from bank borrowings, net .................................................           70,600
  Proceeds from short-term obligations ...............................................            1,676
  Principal payments on long and short-term obligations ..............................          (18,422)
  Proceeds from notes payable ........................................................                                1,681
  Deferred financing costs ...........................................................           (1,489)
                                                                                              ---------           ---------

               Net cash provided by (used in) financing activities ...................          128,641              (4,034)
                                                                                              ---------           ---------

Effect of exchange rate changes on cash and cash equivalents .........................             (105)
                                                                                              ---------           ---------

Net increase in cash and cash equivalents ............................................            2,658                 354

Cash and cash equivalents, beginning of period .......................................              354
                                                                                              ---------           ---------

Cash and cash equivalents, end of period .............................................        $   3,012           $     354
                                                                                              =========           =========


   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)


NOTE 1 BUSINESS AND ORGANIZATION

     Dispatch Management Services Corp. (the "Company" or "DMS") was incorporated on September 9, 1997. Dispatch Management Services LLC ("DMS LLC") was established in November 1996 to create a nationwide network of same-day, on-demand delivery services and was merged into the Company effective September 9, 1997. The owners of DMS LLC, in connection with the merger, received in exchange for their ownership interest in DMS LLC, common and preferred stock of the Company as described further in Note 11. The merger was consummated to facilitate the initial public offering (the "Offering") of securities that occurred on February 6, 1998 and was accounted for at historical cost as both entities were commonly controlled.

     In order to create an international network of same-day, on-demand delivery services, the Company entered into definitive agreements to acquire both U.S. and foreign companies (the "Founding Companies") and concurrently completed the Offering of its common stock on February 11, 1998 and acquisition of the Founding Companies as further described in Note 4. Subsequent to the acquisition of the Founding Companies, the Company acquired an additional 28 same-day courier or messenger firms as part of its strategic growth strategy (the Founding Companies and the subsequent acquisitions collectively the "Acquisitions").

     The Company did not conduct any significant operations through the Offering date, other than activities primarily related to the Offering and the acquisitions.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. All significant intercompany profits, transactions and balances are eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from such estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Revenues are recognized when packages are delivered to the customer.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

     Property and Equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of their respective lease terms or estimated useful lives. The useful lives used in computing depreciation, based on the Company's estimate of service life of the classes of property, are as follows:

     Leasehold improvements                                   2-7  years
     Furniture, fixtures and equipment                        5-7  years
     Vehicles                                                 3-5  years
     Computer equipment                                       3-5  years
     Software                                                   3  years

Assets under capital lease and related amortization of capital leases are included in property and equipment and accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred.

Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. This assessment of impairment requires management to make estimates of expected future cash flows. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

Accounting for Intangible Assets

     Goodwill, which represents acquisition costs in excess of the fair value of the net assets of businesses acquired, is being amortized over periods from 5 to 40 years using the straight line method. Amortization of goodwill amounted to $2,934 and $12 for 1998 and 1997, respectively. Accumulated amortization of goodwill was $ 2,946 and $12 at the end of 1998 and 1997, respectively.

     Other intangible assets are comprised primarily of non-compete agreements with selling shareholders totaling $901. The agreements are being amortized over the agreement period. Accumulated amortization amounted to $240 at December 31, 1998.

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable/payable, accrued expenses and current portion of notes payable and long-term debt approximates fair value due to the short maturity of these instruments. The estimated fair value of long-term debt and other long-term liabilities approximates its carrying value as the interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Receivables are not collateralized and accordingly, the Company performs ongoing credit evaluations of its customers to reduce the risk of loss.

Income Taxes

     The provision for income taxes, income taxes payable and deferred income taxes are determined in accordance with Statement of Financial Accounting
Standards No. 109 "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of the assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Foreign Currency Translation

     The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Accumulated translation adjustments are shown as a separate component of shareholders' equity.

Stock-based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. In the event that stock options are issued at an exercise price below the market price, compensation expense is recorded ratably over the vesting period for the options issued at a discount.

     Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation", allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and net earnings per share as if the fair value method of accounting had been applied. The Company has elected to account for its stock options using APB 25 and make certain disclosures as if the fair value based method of accounting, as required by SFAS No. 123, had been applied to the Company's stock option grants.

Earnings (Loss) Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of derivative financial instruments. The Company is currently evaluating the impact if any, of SFAS No.133.

NOTE 3 BASIS OF PRESENTATION AND FINANCIAL CONDITION

     The Company's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations of $20.7 million and used net cash in operations of $9.9 million for the year ended December 31, 1998. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and obtaining cash flow from operations sufficient to satisfy its current obligations.

     The Company's operating results for 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter. The Company believes these charges are non-recurring or related to costs associated with the first year of operation. The individually significant charges included the liquidation of a software development company for $4.1 million (see Note 15), severance and other charges including, costs of acquisitions not completed and employee termination costs aggregating $4.9 million (see Note 16), the recording of allowances for the uncollectability of accounts and notes receivable of $4.9 million (see Note 14), costs related to the early extinguishment of debt of $1.1 million, as well as additional first year organizational costs.

     In addition, the performance of the Company in 1998 was negatively impacted by; i) a significant level of integration activity following the acquisition of 67 companies throughout the United States, the United Kingdom, Australia and New Zealand, ii) significant first year organization and infrastructure development costs, primarily professional and consulting fees, associated with the strategy of integrating the metropolitan operating centers into a national and international network, iii) an aggressive technology investment program that was abandoned in the fourth quarter in order to focus on more fundamental technology needs, iv) a deterioration in gross margins and v) the termination of certain contracts assumed or entered into at the time of the Offering.

     The Company also experienced significant changes in its senior management team, with the termination of the Chief Operating Officer, Director of Business Development, and the Director of Road Management in September 1998, and the resignation of the Chairman and Chief Executive Officer in November 1998, and January 1999, respectively.

     Subsequent to December 31, 1998, the Company notified its senior lenders of an event of default in relation to certain financial covenants described in the syndicated senior credit facility led by NationsBank, N.A. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. As described in Note 8, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders. The amended facility has a maturity date of May 31, 2000, and provides for revised financial covenants and other provisions.

     The new senior management team has established a number of strategic priorities designed to stabilize operations for 1999, including i) an aggressive cost reduction program, ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated front-end and back-end systems, as well as enhanced cost control and reporting mechanisms.

     The Company has also recently executed a number of structural changes, including the appointment of four new independent directors to the Company's Board and the creation of a United States regional management team designed to oversee and support the 22 metropolitan operating centers.

     The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. However, the Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficent to satisfy its current obligations, ii) complying with the financial covenants described in the senior credit facility and iii) renegotiating its senior credit facility beyond its maturity date of May 31, 2000.

NOTE 4 INITIAL PUBLIC OFFERING AND ACQUISITIONS

     On February 6, 1998, DMS completed the Offering consisting of 6,000,000 shares of Common Stock at $13.25 per share. In March 1998, the Underwriters exercised their over-allotment option to purchase an additional 900,000 shares of Common Stock at the Offering price. The total proceeds from the Offering of the 6,900,000 shares of Common Stock, net of underwriter commissions and offering costs, was approximately $76,276.

     The Offering net proceeds were used primarily to pay the cash portion of the purchase prices for the Founding Companies, the repayment of certain indebtedness of the Founding Companies, and for the early extinguishment of certain note payable obligations of the Company which resulted in an extraordinary loss of $1,097.

     On February 11, 1998, the Company acquired all of the outstanding common stock and/or net assets of the Founding Companies simultaneously with the closing of the Offering. The acquisitions were accounted for using the purchase method of accounting with DMS being treated as the accounting acquiror. The aggregate consideration for these acquisitions includes approximately $62.7 million in cash, the issuance of 3,378,590 shares of common stock, and $4.6 million of notes payable. For purposes of computing the purchase price for accounting purposes, the value of shares used for the Founding Company acquisitions was based upon the Offering price of $13.25 discounted by 25 percent due to certain transfer restrictions.

     During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, Australia and New Zealand. The aggregate consideration for these acquisitions included approximately $47.6 million in cash, the issuance of 355,160 shares of common stock, $3.2 million in value of stock to be issued, and approximately $7.9 million of notes payable.

     In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain other financial related items. The estimated maximum amount of additional consideration payable, if all performance goals are met, is approximately $10.2 million, of which $3.5 million is payable in cash and $6.7 million is payable in shares of the Company's common stock. These payments of additional consideration are to be made on specified dates through December 31, 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow. Contingent consideration, if earned, will be recorded in a manner consistent with the consideration paid at closing for each respective acquired company.

     The following summarized unaudited pro forma information presents the combined results of operations of the Company, gives effect to the Offering and the Founding Companies, and the Acquisitions since the Offering as if these transactions had occurred on January 1, 1997, and 1998.

     The pro forma amounts give effect to certain adjustments including reductions in salaries, bonuses and benefits payable provided to the acquired companies' stockholders and managers to which they agreed prospectively, incremental amortization of goodwill, reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the combinations, income tax adjustments, incremental interest expense associated with borrowings to fund the acquisitions and the reduction in expense related to amounts allocated to in-process research and development activities.

                                                           Periods Ended
                                                            December 31,
                                                       ----------------------
                                                       1998              1997
                                                       ----              ----
                                                             (Unaudited)

     Net revenue                                    $ 252,280         $ 245,155
     Operating (loss) income                           (9,032)            9,863
     (Loss) income before extraordinary item          (15,959)            2,695

     Net (loss) income per share before
     extraordinary item                             $   (1.35)        $    0.23


     The unaudited pro forma combined information does not purport to represent what DMS' results of operations would actually have been if such transactions had occurred on January 1, 1997 and 1998 and are not necessarily representative of DMS' results of operations for any future period.

     The purchase price of the Acquisitions was allocated to the fair value of the assets acquired, including intangible assets. In addition, the Company incurred certain costs to consolidate the acquired businesses into the Company's operations. The allocation of acquisition costs to the fair value of the assets acquired and liabilities assumed is summarized below:


     Accounts receivable                             $ 27,596
     Property and equipment                             6,802
     Other assets                                      13,362
     Intangibles                                      158,109
     Liabilities assumed                              (39,686)
                                                     --------
     Net assets acquired                             $166,183
                                                     ========

     Consideration for these acquisitions consisted of the following:

     Cash                                            $110,347
     Fair value of common stock issued                 40,095
     Fair value of common stock to be issued            3,197
     Issuance of notes payable                         12,544
                                                     --------
     Total purchase price consideration              $166,183
                                                     ========

NOTE 5 LIABILTIES ASSUMED UPON ACQUISITION

     In connection with the Acquisitions, the Company recorded as a cost of the acquisitions, liabilities for employee severance and for operating lease agreements to be terminated. The severance accrual relates to the involuntary termination of approximately 85 administrative and middle management personnel from the integration of the acquired operations. The operating lease payment accrual relates to equipment and facility leases assumed by the Company. The Company has either vacated the facilities or stopped using the equipment. Amounts accrued represent management's estimates of the cost to exit the facilities and the equipment leases.

                                         Severance        Lease
                                         Liability      Liability        Total
                                         ---------      ---------        -----

     Balance January 1, 1998 ..........   $    --        $    --        $    --
     Reserve established in 1998 ......       501          1,313          1,814
     Utilized in 1998 .................      (306)          (647)          (953)
                                          -------        -------        -------
     Balance December 31, 1998 ........   $   195        $   666        $   861
                                          =======        =======        =======

At December 31, 1998, the remaining balance of $861 is included in "Accrued liabilities" on the Consolidated Balance Sheet.

NOTE 6 NOTES RECEIVABLE

     In connection with certain acquisitions, DMS extended loans to the sellers in an amount equal to the potential maximum earn-out or "Additional Consideration", which can be earned through December 31, 1999. The shareholder loans are non-recourse, bear interest at a rate of 7.0% per annum and are collateralized by approximately 2.3 million of the Company's shares issued at closing, and the earn-out. The notes mature as of the date the Additional Consideration is due. At December 31, 1998, the balance of notes receivable was $9.0 million.


NOTE 7 PROPERTY AND EQUIPMENT

     Property and Equipment consist of the following:

                                                              Periods Ended
                                                               December 31,
                                                           -------------------
                                                           1998           1997
                                                           ----           ----

     Computer equipment and software                     $ 6,348        $    33
     Vehicles                                              2,262
     Furniture, fixtures and equipment                     1,686
     Leasehold improvements                                1,167
                                                         -------        -------
                                                          11,463             33

     Less: Accumulated depreciation and amortization       2,612              3
                                                         -------        -------
     Property and Equipment, Net                         $ 8,851        $    30
                                                         =======        =======

     Depreciation expense was $2,609 and $3 for 1998 and 1997, respectively.


NOTE 8 LONG-TERM DEBT

     In February 1998, the Company obtained a $25 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement. Outstanding principal balances under this line incurred interest at increments between 2.50% and 1.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the credit agreement).

     In May 1998, NationsBank provided the Company an additional $10 million short term line of credit facility in anticipation of closing a syndicated credit facility. The short term line of credit facility was cross-defaulted and cross-collateralized with the revolving line of credit and matured in June 1998.

     In June, 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August, 1998, Nations Bank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

     Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company has been operating under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement

(the "Credit Agreement") with NationsBank N.A. and the syndicate of senior lenders. The Credit Agreement provides a revolving credit facility equal to the current outstanding indebtedness, or $78.5 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on May 31, 2000, with minimum principal payments of $900 required in 1999. Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The initial pricing level between April 8, 1999 and June 30, 1999 will be at LIBOR + 4.00% (30 Day LIBOR at March 31, 1999 was 5.0%) .

     Borrowings under the line of credit are secured by a first lien on all the business assets of the Company, including the stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and the first fiscal quarter of 2000, the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

     Other financial covenants include: (i) maintenance of a monthly pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratios, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement also limits or prohibits (i) the amount of indebtedness the Company can incur, (ii) the amount of equipment the Company can lease, (iii) the liens, pledges and guarantees that can be granted by the Company, (iv) the amount of cash dividends that can be declared by the Company, (v) certain capital expenditures, and (vi) the sale of stock of the Company's subsidiaries. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to 1998 acquisitions.

     The Company paid $1,664 in financing fees during 1998, which have been deferred and are being amortized over the life of the Credit Agreement. The Company amortized $175 of the deferred finance fees during 1998. Interest expense incurred on the senior bank debt during the year ended December 31, 1998 amounted to $2,228.

NOTE 9 NOTES PAYABLE AND EXTRAORDINARY ITEM

     During July 1997 the Company entered into a $1,000 secured debt agreement with DMS Equity Investors Limited ("Partnership"), an unrelated party. This note bears interest at the rate of 10% and matured February 11, 1998. Proceeds from the Offering were used to retire the note, including accrued interest.

     In conjunction with entering into the debt agreement, the Company entered into separate agreements with the members of the Partnership. Under the terms of the investment agreements, the members of the partnership purchased 28,580 shares of the common stock of DMS LLC which represented 1.4% of the then outstanding shares for $.10 per share. The members of the partnership also had certain anti-dilution rights, which entitled them to continue to own 1.4% of the common stock of the Company calculated on a fully diluted basis after giving effect of the Offering. In accordance with Accounting Principles Board Opinion No. 14 ("ABP No.14") "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the portion of the note proceeds which is allocable to the investment agreements is considered paid-in-capital. Accordingly, based on the discounted stock price, additional paid-in-capital of $167 has been recognized and a related amount of interest expense was recognized through the original maturity date of the note.

     Debt issue costs of $19 were incurred related to this note. Interest and amortization expense related to notes payable was approximately $147 and $50 in 1998 and 1997, respectively.

     During December 1997 and January 1998, the Company entered into several unsecured subordinated debt agreements in the amount of $1,088 with related parties, to provide temporary financing prior to the Company's Offering. The notes bear interest at 14% and require the Company to pay a commitment fee in an amount equal to the face value of the note on the Offering date. The outstanding balance was $700 at December 31, 1997. Proceeds from the February 11, 1998 Initial Public Offering were used to retire these notes including accrued interest, in their entirety. In conjunction with the retirement of these notes, the Company recorded a non-cash extraordinary charge of $1,097 related to the write-off of deferred financing costs.

NOTE 10 INCOME TAXES

     The income (loss) before income taxes consisted of the following:


                                                           Periods Ended
                                                            December 31,
                                                    ---------------------------
                                                      1998                1997
                                                    --------           --------
     Foreign                                        $  4,082           $     --
     United States                                   (22,854)            (1,123)
                                                    --------           --------
                                                    $(18,772)          $ (1,123)
                                                    ========           ========


     The provision (benefit) for income taxes consisted of the following:

                                                           Periods Ended
                                                            December 31,
                                                    ---------------------------
                                                      1998                1997
                                                    --------           --------
     Current:
       Federal                                      $     --           $     --
       State and local                                   430
       Foreign                                         1,488
                                                    --------           --------
                                                       1,918

     Deferred
       Federal                                           413               (393)
       State and local                                                      (20)
       Foreign                                          (378)
                                                    --------           --------
     Income tax expense (benefit)                   $  1,953           $   (413)
                                                    ========           ========

     Differences between financial accounting principles and tax regulations cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS No. 109 and consisted of the following components:

                                                            December 31,
                                                    ---------------------------
                                                      1998                1997
                                                    --------           --------
     Deferred Tax assets:
       Operating losses                             $  8,301           $    413
       Bad debt allowance                              1,893
       Items not currently deductible                  1,340
       Foreign tax credit                              1,110
       Other                                             296
                                                    --------           --------
     Deferred tax asset                               12,940                413

     Deferred Tax liabilities:
       Goodwill amortization                          (3,504)
                                                    --------           --------
                                                       9,436                413
       Valuation allowance                            (9,145)
                                                    --------           --------
     Net deferred tax asset                         $    291           $    413
                                                    ========           ========

     The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The increase in the current year valuation allowance primarily relates to the 1998 operating losses not currently deductible and foreign tax credits. The Company will review the adequacy of the valuation allowance in future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized. As at December 31, 1998, the valuation allowance was $9.1 million. Deferred tax assets at December 31, 1998 relate to foreign taxes.

     The Company has a net operating loss carryforward of approximately $8.3 million expiring in 2014. This carryforward is available to offset future United States federal taxable income.

     The U.S. income tax benefit at the statutory tax rate is reconciled below to the overall U.S. and foreign tax expense (benefit):

                                                                December 31,
                                                             ------------------
                                                               1998        1997
                                                               ----        ----

     Tax at U.S. Federal income tax rate                     $(6,382)   $  (393)
     Add (deduct) the effect of:
       State taxes, net of Federal income tax benefit            284       (110)
       Impact of foreign tax rates and credits                   832
       Goodwill and other items, net                             398
       Valuation allowances of prior year deferred tax asset     413
       Loss not currently deductible                           6,408         90
                                                             -------    -------
     Income tax expense (benefit)                            $ 1,953    $  (413)
                                                             =======    =======

NOTE 11 STOCKHOLDERS' EQUITY

     Under the terms of the merger agreement of DMS LLC into the Company, a total of 2,000,000 shares of Class A common stock of DMS LLC were exchanged for 10 shares of common stock of the Company; and each share of Class B common stock of DMS LLC was exchanged for 1 share of Series A preferred stock of the Company. Upon closing of the Offering, the Company converted its outstanding 181,446 shares of Series A Preferred Stock into 299,225 shares of common stock and the 100 shares of Series B Preferred Stock into 37,736 shares of common stock.

     The Company effected a 84,692.3-for-one stock split effective on the day preceding the Offering. The effect of the common stock split has been retroactively reflected in the accompanying balance sheets and statements of stockholders' equity.

     In December 1998, the Board of Directors of the Company approved a Rights Agreement, which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, on December 14, 1998 the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each share of the Company's common stock trades with a Preferred Stock Purchase Right which entitles the common stockholders to purchase one-hundredth of a share of Series C Junior Participating Preferred Stock at a purchase price of $93 per share. Each Preferred share fraction is equivalent in voting and dividend rights to one share of common stock. The Rights will become exercisable for Preferred shares and trade separately from the common stock only if a person or group acquires 15% or more of the Company's outstanding common stock after December 28, 1998. The Preferred Share rights expire on December 28, 2008.

NOTE 12 STOCK OPTION PLAN

     Effective November, 1997, the Company's stockholders approved the Company's 1997 Stock Incentive Plan (the "Plan"). On February 6, 1998, and at various dates throughout 1998, the Company granted employees and non-employee Directors options to purchase 913,909 shares of common stock of the Company, of which 235,132 shares were immediately exercisable at the Offering price of $13.25. Additional options of 428,777 and 250,000 will vest and become exercisable at the rate of 20% and 50% per year, respectively, at prices ranging from $5.50 to $24.00. All options expire ten years from the date of the grant. All of the options granted at February 6, 1998 are subject to a two-year lock-up restriction following exercise.

     No options were exercised in 1998 and 340,537 options were forfeited.

     The following table summarizes currently outstanding and exercisable options:

                                        Weighted Average
                        Number        Remaining Contractual   Weighted Average       Number       Weighted Average
Exercise Prices       outstanding        Life (in years)       Exercise price      Exercisable     Exercise Price
---------------       -----------       ---------------       ----------------     -----------    ----------------
     $5.50               22,000               4.96                 $ 5.50                 --            $ 5.50
    $13.25              524,595               1.79                 $13.25            311,218            $13.25
    $24.00               26,777               0.15                 $24.00             15,135            $24.00


     The Company has adopted the disclosure provisions of SFAS No. 123. Pro forma information regarding net loss and loss per share is required by SFAS No.
123. The Company's net loss and net loss per common share would have been the following pro forma amounts under the method prescribed by SFAS 123.


                                                                Year Ended
                                                               December 31,
                                                                   1998
                                                                   ----
     Net Loss:
       As reported                                              ($20,725)
       Pro forma                                                ($23,093)
     Basic and Diluted Earnings per share
       As reported                                              ($  1.98)
       Pro forma                                                ($  2.20)

     The estimated fair value of options granted was $2,368, using the Black-Scholes option-pricing model. The principal assumptions used were:

     Expected Risk-free interest rate ................................ 5.59%
     Expected Dividend yield ......................................... 0%
     Expected Volatility factor ...................................... 50%
     Expected Weighted average expected life ......................... 6.2 years

NOTE 13 EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." Basic and diluted earnings per share were calculated using the following:

                                                                         1998           1997
                                                                         ----           ----
     Net loss                                                            ($20,725)       ($710)
     Weighted Average shares outstanding for basic and diluted EPS     10,478,010      846,823

     In 1998, options to exercise 913,909 shares of common stock, were not included in the calculation of weighted average shares for diluted EPS because their effect was antidilutive.

     Subsequent to December 31, 1998, the Company issued 86,290 additional shares of common stock as additional purchase price consideration. There would have been no impact on 1998 basic EPS as these additional shares were earned on the last day of the fiscal period. There would have been no impact on diluted EPS as the effect of the additional shares would have been antidilutive. The Company had $3,197 in value of stock to be issued pending finalization of certain earn-out arrangements relating to acquisitions consummated in 1998.

NOTE 14 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Included in selling, general and administrative expenses for the year ended December 31, 1998 are bad debt and notes receivable allowances of $4,933.

NOTE 15 LIQUIDATION OF BROOKSIDE SYSTEMS LIMITED

     The Company recorded a charge of $4.1 million related to the liquidation of Brookside Systems Limited (dba "Fleetway"). Fleetway was a software development company that generated net operating losses since its acquisition in February 1998. This charge includes the write-off of $2.0 million of goodwill and capitalized software and development costs associated with the acquisition of Fleetway. The remaining balance of $2.1 million related to adjustments to the net realizable value of certain assets, and the write-off of in-process research and development costs that were recorded in the first quarter of 1998 in connection with the acquisition.

NOTE 16 SEVERANCE AND OTHER CHARGES

     The Company recorded charges of $4.9 million related to the termination of former executives, transaction costs associated with acquisitions not completed, and provision for the cost of settling certain acquisition-related obligations. The analysis of the severance and other charges included $1.2 million for severance; $1.0 million of transaction costs associated with acquisitions not completed, and $2.7 million of contract termination and other charges.

NOTE 17 SEGMENT INFORMATION

     The Company's reportable segments are based on geographic area and the accounting policies are the same as those described in Note 2 of the Consolidated Financial Statements. The Company evaluates the performance of its geographic areas based on operating profit (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for 1998:

                                              United
                            United States     Kingdom        Australasia      Eliminations         Total
                            -------------     -------        -----------      ------------         -----
Net Revenue                   $ 110,617        71,430           6,593                            $188,640

Operating (loss) income       $ (18,559)        3,640             790                            $(14,129)

Identifiable assets           $  54,791        21,082           3,007           (14,102)         $ 64,778

Capital expenditures          $   2,599         1,113             916                            $  4,628

Depreciation                  $   1,415         1,162              32                            $  2,609

NOTE 18 RELATED PARTY TRANSACTIONS

     In 1998, the Company paid $792 of acquisition-related cash commissions to two firms controlled by a member of the Company's Board of Directors. The commissions on the acquisitions of Zoom Messenger Service New York, Able Motorized, PT Express, and Flash Delivery Systems were earned in accordance with an incentive structure negotiated at the time of the Offering. The arrangement calls for, amongst other things, for the two firms to fund certain due-diligence and legal costs associated with prospective acquisitions. The Board of Directors exercises final authority and approval over the execution of any acquisition.

NOTE 19 COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment and properties under non-cancelable lease agreements, which expire at various dates. At December 31, 1998, minimum annual lease payments for such leases are as follows:

                                                        Operating      Capital
                                                          Leases       Leases
                                                          ------       ------

     1999                                                $ 4,494       $  997
     2000                                                  3,173          610
     2001                                                  2,333          268
     2002                                                  1,782          194
     2003                                                  1,164           59
     Thereafter                                            1,424
                                                         -------       -------
                                                         $14,370        2,128
                                                         =======
  Less amount representing interest                                      (222)
                                                                       -------
Net Present value of Future Minimum Lease Payments                     $1,906
                                                                       =======

      Rent expense related to the operating leases amounted to $5,668 for the year ended December 31, 1998.

     Litigation

     Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to repeated and substantial problems with certain telecommunications and computer equipment. In July 1997, the Company was served with a claim for unpaid monthly fees due under the full term of each respective service agreement. The Company is also involved in several acquisition-related disputes concerning acquisition contract interpretation, non-compete enforcement, and status of unregistered stock issued in connection with the Offering. The Company has accrued approximately $5.2 million as an estimate of the liability with respect to these cases at December 31, 1998.

     The Company also becomes involved in various legal matters from time to time, which it considers to be in the ordinary course of business. While the Company is not currently able to determine the potential liability, if any, related to such matters, the Company believes, after consulting with legal counsel, that none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 20 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information:

      Cash paid during the year for interest                          $   2,497
      Cash paid during the year for income taxes                      $   3,231

Supplemental disclosure of non-cash transactions:

      Business acquisitions:
           Cash paid for business acquisitions                        $ 112,503
           Less: Cash acquired                                           (2,156)
                                                                      ---------
           Cash paid for business acquisitions, net                     110,347
           Issuance of common stock for business acquisitions            40,095
           Value of common stock to be issued                             3,197
           Notes payable                                                 12,544
                                                                      ---------
           Fair value of net assets acquired, net of cash             $ 166,183
                                                                      =========

NOTE 21 FOURTH QUARTER ADJUSTMENTS

     The Company's operating results for 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter. The Company believes these charges are non-recurring or related to costs associated with the first year of operation. The individually significant charges included the liquidation of a software development company for $4.1 million (see Note 15), severance and other charges including, costs of acquisitions not completed and employee termination costs aggregating $4.9 million (see Note 16), the recording of allowances for the uncollectability of accounts and notes receivable of $4.9 million (see Note 14), as well as additional first year organizational costs.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                                     For the Year Ended December 31, 1998
                                               -------------------------------------------------------------------------------
                                                                 Additions,
                                                Balance at       charges to                                        Balance at
                                               December 31,      costs and       Accounts                         December 31,
                                                   1997          expenses       written off      Other (1)            1998
                                               ------------      ----------     -----------      ---------        ------------

     Allowance for doubtful accounts              $   --           2,876           (508)           2,048             $4,416

     Notes receivable reserve                     $   --           2,057                                             $2,057


(1)  Represents amounts established at the date of acquisition.