Form 10-K/A
period 1998-12-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-04-30
CIK 1048897

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
     _______________

                        COMMISSION FILE NUMBER: 000-23349

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)

                          At March 31, 1999 $33,479,052
--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, Par Value $.01 Per Share (11,921,404 shares outstanding as of April 27, 1999)
--------------------------------------------------------------------------------
Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)
Certain documents incorporated from prior filings (See Part IV)

                       DISPATCH MANAGEMENT SERVICES CORP.

     Dispatch Management Services Corp., the registrant, hereby amends the following items of its Annual Report on Form 10-K for 1998 as set forth in the pages attached hereto:

     Items 10, 11, 12, 13.

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors


                                                                              Served as            Term Expires
                                                                              Director          at Annual Meeting
                    Name and Principal Occupation                               Since           of Stockholders in
-----------------------------------------------------------------------      ----------        ---------------------

H. STEVE SWINK, age 57
         H. Steve Swink was appointed  acting Chairman of the Board on
         December 14, 1998.  Mr. Swink was named Chairman of the Board and Chief Executive Officer on  January 28, 1999.  From  February
         11, 1998 to January 1999, Mr. Swink was a director of the
         Company.  From August 1995 to August 1998, Mr. Swink served            1998                     2000
         as President of the Coffee and Beverage Division of the U.S.
         Office Products Company.  From 1977 to August 1995, Mr. Swink
         served in various executive officer capacities, most recently as
         President of Coffee Butler Services, Inc., a coffee service business.

EDWARD N. ALLEN, age 58
         Edward Allen has been the chairman and chief executive officer of
         InterCoastal Communities, a developer of housing communities,
         since 1979 and chairman of Port Developers L.C., a developer of        1999                     1999
         Caribbean cruise ship ports, since 1994.  Mr. Allen is also a director of Chateau Communities and Vacation Break USA, Inc.

D. KEITH COBB, age 58
         Keith Cobb was the Chief Executive Officer of Alamo Rent A Car,
         Inc., a travel-related group of companies with revenues of $2 billion, between 1995 and 1996, when Alamo was  acquired by
         Republic Industries, Inc.  Prior to that, Mr. Cobb served as
         National Managing Partner-- Financial Services of KPMG LLP             1999                     1999
         between 1993 and 1995.  Mr. Cobb serves on the Boards of
         Directors of the Federal Reserve Bank of Atlanta, Miami Branch,
         Renaissance Cruise Lines, RHR International, First Fleet Corp.,
         Laundromax and Capitol Guaranty Corp.

MICHAEL FIORITO, age 38
         Michael Fiorito has been a director of the Company since
         February 1998.  Between 1980 and February 11, 1998, he was the
         Chief Executive Officer, President and Chairman of Total
         Management, LLC, and its predecessor, Earlybird Courier Servic         1998                     1999
         Inc., until that delivery company was acquired by the Company.
         After the acquisition, Mr. Fiorito became the Company's center manager for New York City.

THOMAS J. SAPORITO, age 47
         Dr. Thomas J. Saporito has been the senior vice president of and       1999                     1999
         a member of the Executive Council of RHR International, an executive management consulting firm based in Philadelphia since
         1979.

                                                                              Served as            Term Expires
                                                                              Director          at Annual Meeting
                    Name and Principal Occupation                               Since           of Stockholders in
-----------------------------------------------------------------------      ----------        ---------------------

ANNE T. SMYTH, age 48
         Anne T. Smyth has held senior information technology
         positions for the U.S. Office Products Company, most recently as executive vice president, E-Commerce, since January 1997.
         From 1979 to 1997, Ms. Smyth was president and founder of The          1999                     2000
         Systems House, Inc., a privately-held systems integration
         organization based in Des Plaines, Illinois that was
         ultimately sold to the U.S. Office Products Company in 1996.

Identification of Executive Officers

     Information with respect to the executive officers of Dispatch Management Services Corp. (the "Company") is set forth under the caption "Executive Management" contained in Part I, Item 1 of the Company's 1998 Form 10-K, which information is incorporated herein by reference.

Item 11. Executive Compensation

Directors' Compensation

     Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as a director. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,000 for attendance at each meeting of the Board and $1,000 for each committee meeting attended (unless held on the same day as a meeting of the Board). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees thereof incurred in their capacity as directors.

Executive Compensation

     Summary of Compensation. The following table shows information concerning the annual and long-term compensation earned during the last two fiscal years by the Company's chief executive officer on December 31, 1998, each of the Company's other executive officers as of December 31, 1998, and each former executive officer during 1998 whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           Summary Compensation Table


                                                                             Long-Term
                                        Annual Compensation                Compensation
                                        -------------------                ------------
                                                          Other        Restricted  Securities
                                                          Annual         Stock     Underlying   All Other
   Name and Principal                                    Compensa-      Award(s)    Options/    Compensa-
  Position During 1998    Year     Salary       Bonus     tion(1)         ($)       SARs (#)      tion
  --------------------    ----     ------       -----    ---------     ----------   --------    ---------
Linda Jenkinson,
Chief Executive Officer
(2)                        1998   $127,513         --     $36,000(3)        --       98,377(4)       --

                           1997     45,000    $40,000          --           --           --          --
Marko Bogoievski,
Chief Financial Officer    1998    135,246     50,000          --           --       78,750(5)       --

Howard J. Ross,
General Counsel            1998    123,958     50,000          --           --       25,000(6)       --

Kevin Holder,
Chief Operating Officer
(7)                        1998    153,750         --          --           --           --          --

Lever Stewart,
Director of Business
Development (8)            1998    124,661         --          --           --       33,750(9)       --

(1) Except as otherwise indicated, any perquisites received by a Named Executive Officer for the relevant fiscal year were in aggregate amounts that did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's salary and bonus.

(2) Effective January 29, 1999, Ms. Jenkinson resigned as chief executive officer and director.

(3)  Figure represents a housing allowance for the Named Executive Officer.

(4) Includes (i) 45,000 shares of Common Stock subject to stock options that vest over a five-year period at the rate of 20% per year and (ii) 53,377 shares of Common Stock subject to stock options that vest over a two-year period at the rate of 50% per year, subject to forfeiture if not exercised by May 29, 1999.

(5) Includes (i) 33,750 shares of Common stock subject to immediately vesting stock options and (ii) 45,000 shares of Common Stock subject to stock options that vest over a five-year period at the rate of 20% per year.

(6) Includes 25,000 shares of Common Stock subject to stock options that vest over a five-year period at the rate of 20% per year.

(7)  Mr. Holder left the Company on September 21, 1998.

(8)  Mr. Stewart left the Company on September 21, 1998.

(9) Includes 33,750 shares of Common Stock subject to immediately vesting stock options, subject to forfeiture if not exercised by February 6, 2000.


     Stock Options. The Company's 1997 Stock Incentive Plan, as amended (the "Plan"), provides for grants of stock options, stock appreciation rights, dividend equivalent rights, restricted stock and performance awards. The purpose of the Plan is to provide long-term incentives to select employees, officers, directors and consultants of the Company and its subsidiaries for high levels of performance and unusual efforts which represent significant contributions to the successful performance of the Company. The Plan is also intended to qualify certain compensation awarded under the Plan for tax deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan is not qualified under Section 401(a) of the Code and is not subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended.

     Option Grants in Last Fiscal Year. The following table provides information related to options granted or awarded to the Named Executive Officers during 1998:




                                                                                                       Potential Realizable Value at
                                                 % of                                                  Assumed Annual Rates of Stock
                                    Number      Total                                                      Price Appreciation
                                    of Secu-    Options                                                   for Option Term (1)
                                     rities     Granted                                                ---------------------------
                                     Under-      to Em-
                                     lying      ployees   Exercise
                                    Options      in       or Base
                                    Granted     Fiscal      Price        Grant      Expiration
Name                                   #        Year      ($/share)      Date          Date             0%         5%        10%
---------------                     ------      -----     ---------    --------     ---------         -----        ----      -----
Linda Jenkinson                     98,377      10.8%      $13.25      02/06/98      02/06/08            0            0          0
Marko Bogoievski                    78,750       8.6        13.25      02/06/98      02/06/08            0            0          0
Howard J. Ross                      25,000       2.7        13.25      02/06/98      02/06/08            0            0          0
Lever Stewart                       33,750       3.7        13.25      02/06/98      02/06/08            0            0          0
Kevin Holder                            --        --           --            --            --           --           --         --
All Optionees                      235,877      25.8%     Various       Various       Various          N/A          N/A        N/A

----------

(1) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock price appreciation of 0%, 5% and 10%. These assumed rates of growth were selected by the SEC for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Company's stock price. Since optionees received options with an exercise price equal to the market value on the date of grant, no gain is possible without an increase in stock prices, which will benefit all stockholders. A 0% gain in stock price will result in a 0% benefit to such optionees. The closing piece of the Company's Common Stock on December 31, 1998 was $4.0625.

     Aggregated Option Exercises and Fiscal Year-end Option Values Table. The following table provides information related to any stock options for shares of Common Stock acquired upon exercise by the Named Executive Officers during 1998 and certain information about unexercised options held by the Named Executive Officers at December 31, 1998:


                                                                  Number of Securities
                                                                       Underlying            Value of Unexercised
                                                                      Unexercised                In-the-Money
                                                                      Options at                  Option at
                                                                    Fiscal Year End            Fiscal Year-End
                                                                          (#)                         ($)
                           Shares-Acquired            Value           Exercisable/               Exercisable/
Name                        On Exercise(#)          Realized ($)     Unexercisable              Unexercisable
----                       ---------------          -----------      -------------              -------------
Linda Jenkinson                  --                    --               0/98,377                     $0

Marko Bogoievski                 --                    --             42,750/36,000                   0

Howard J. Ross                   --                    --             5,000/20,000                    0

Lever Stewart                    --                    --               33,750/0                      0

Kevin Holder                     --                    --                  0/0                        0

----------

Employment Agreements

     On February 1, 1999, H. Steve Swink entered into an employment agreement with the Company to serve as chief executive officer of the Company. The term of the agreement runs from February 1, 1999 to January 31, 2001 and is automatically renewable for consecutive one-year terms unless either party sends notice of non-renewal. The employment agreement provides for an annual base salary of $300,000. Mr. Swink is eligible to participate in the Company's executive bonus pool, profit sharing, stock purchase plan or other incentive program available to the Company's senior executive officers. On February 1, Mr. Swink was granted an option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, which vested upon execution of the employment agreement. Mr. Swink has been issued an option to purchase an additional 150,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, vesting ratably over the six calendar quarters following the date of the agreement. The Company will reimburse Mr. Swink for his cost of disability income insurance in the policy benefit amount of $10,000 per month, subject to customary terms and availability. Mr. Swink also received a $50,000 relocation allowance. The Company has agreed to maintain directors and officers liability insurance for the benefit of Mr. Swink of at least $25 million and to indemnify Mr. Swink for all third-party actions brought in connection with the performance of his duties as chairman and chief executive officer. On March 30, 1999, Mr. Swink's employment agreement was amended to provide that the definition of "change in control" in his employment agreement be in accordance with the definition used in the Company's 1997 Stock Incentive Plan. Pursuant to such amendment, Mr. Swink would have the option of terminating his employment agreement with the Company and receiving $600,000, provided that he gives fifteen days prior written notice of such termination within six months of such change in control.

     Kevin Holder, Marko Bogoievski and Lever F. Stewart each entered into an employment agreement with the Company to serve in their respective capacities as executive officers of the Company and providing for an annual base salary of $180,000 each. Each employment agreement is for a term of two years commencing on February 5, 1998. Unless terminated, the term of each employment agreement continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each employment agreement contains a non-solicitation covenant, which is effective during the term of such employment agreement and for a period of one year immediately following termination of employment. In the event of termination of employment by the Company without "cause" (as defined in the employment agreement), the executive officer will be entitled to receive from the Company pursuant to the terms of the agreement: (i) any unpaid base salary, bonuses or benefits accrued through the date of termination; (ii) reimbursement of expenses incurred through the date of termination; (iii) the base salary for a period of the greater of the remainder of the term or one year from the date of termination at the annual rate thereof immediately preceding such termination; (iv) an annual bonus for a period of the greater of the remainder of the term of one year following such termination at an annual rate equal to the executive officer's annual bonus over the five fiscal years of the Company (or the period of employment if less than five years) immediately preceding the fiscal year in which the termination occurred, payable in equal installments together with the base salary; and (v) the continuation of group life, health and disability benefits for a period of the greater of the remainder of the term or one year from the date of termination. On August 16, 1998, Mr. Bogoievski's employment agreement was amended to temporarily reduce his salary to $90,000 for a period of 90 days. On March 1, 1999, Mr. Bogoievski's salary was increased to $250,000. On March 30, 1999, Mr. Bogoievski's employment agreement was amended to provide that, in the event of a "change in control" (as defined in amendment two to the employment agreement), Mr. Bogoievski would have the option of terminating his employment agreement with the Company and receiving $500,000, provided that he gives fifteen days prior written notice of such termination within six months of such change in control. Mr. Holder and Mr. Stewart left the Company on September 21, 1998. Pursuant to their respective employment agreements, the Company is making monthly payments to them through February 6, 2000 at an annual rate of $180,000 each.

     On February 6, 1998, Howard J. Ross, who currently serves as the Company's General Counsel, entered into an employment agreement with the Company to serve as Associate Director -- Acquisitions. The employment agreement provides for an annual base salary of $175,000 and is for a term of two years commencing on February 6, 1998. The term of the employment agreement will be extended for one year unless terminated by either Mr. Ross or the Company by prior written notice. Mr. Ross is eligible to receive an annual bonus of at least $75,000 under the Company's bonus plan. Pursuant to his employment agreement, on February 6, 1998, Mr. Ross received an option to purchase 25,000 shares of Common Stock of the Company at an exercise price of $13.25 per share, vesting at a rate of 20% per year over five years, and is eligible to receive additional stock options pursuant to the Company's Stock Incentive Plan. The employment agreement contains a non-solicitation covenant, which is effective during the term of such employment agreement and for a period of one year immediately following termination of employment. In the event of termination of employment by the Company other than for "cause" (as defined in the employment agreement), death or disability, Mr. Ross will be entitled to receive: (i) any unpaid base salary, bonuses or benefits accrued through the date of termination; (ii) reimbursement of expenses incurred through the date of termination; (iii) the base salary for a period of the greater of the remainder of the term of the employment agreement or one year from the date of termination at the annual rate thereof immediately preceding such termination; (iv) an annual bonus for a period of the greater of the remainder of the term of one year following such termination at an annual rate equal to Mr. Ross's annual bonus over the five fiscal years of the Company (or the period of employment if less than five years) immediately preceding the fiscal year in which the termination occurred, payable in equal installments together with the base salary; and (v) the continuation of group life, health and disability benefits for a period of the greater of the remainder of the term or one year from the date of termination. On March 30, 1999, Mr. Ross's employment agreement was amended to provide that, in the event of a "change in control" (as defined in amendment one to the employment agreement), Mr. Ross would have the option of terminating his employment agreement with the Company and receiving $500,000, provided that he gives fifteen days prior written notice of such termination within six months of such change in control.

     Linda M. Jenkinson entered into an Employment Agreement identical to the one entered into by Messrs. Holder, Bogoievski, and Stewart. Upon her resignation in January 1999, the Company agreed to pay her $180,000 over the succeeding 15 months.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The stockholders named in the following table are those who are known to the Company to be the beneficial owners of 5% or more of Common Stock. Unless otherwise indicated, the information is as of April 27, 1999. For purposes of this table, and as used elsewhere in this amendment to the Company's Annual Report on Form 10-K, the term "beneficial owner" means any person who, directly or indirectly, has or shares the power to vote, or to direct the voting of, a security or the power to dispose, or to direct the disposition of, a security or has the right to acquire shares within sixty (60) days.

        Name and Address of           Amount and Nature of           Percent of
          Beneficial Owner            Beneficial Ownership          Common Stock
----------------------------------    --------------------          ------------
Gilder Gagnon Howe & Co. LLC,              3,297,490 (1)               27.7%
         1775 Broadway
         26th Floor
         New York, New York 10019

(1) Gilder Gagnon Howe & Co. LLC possesses shared voting power with respect to 21,300 shares and shared dispositive power with respect to all 3,297,490 shares. The shares reported include 2,835,180 shares held in customer accounts over which members and/or employees of Gilder Gagnon Howe & Co. LLC have discretionary authority to dispose of or direct the disposition of the shares, 556,660 shares held in accounts owned by the members of Gilder Gagnon Howe & Co. LLC and their families, and 21,300 shares held in the account of the profit-sharing plan of Gilder Gagnon Howe & Co. LLC.

Stock Ownership of Directors, Executive Officers and Former Executive Officers

     The following table and notes thereto set forth information, as of April 27, 1999, with respect to the beneficial ownership of shares of Common Stock by each director and each Named Executive Officers by the Company in the Summary Compensation Table and, as a group, by the current directors and executive officers of the Company, based upon information furnished to the Company by such persons. Except as otherwise indicated, the Company believes that each beneficial owner listed below exercises sole voting and dispositive power.

                                                                         Amount of Beneficial Ownership
                                                            -------------------------------------------------
                     Name of                                    Number of                       Percentage of
                Beneficial Owner                                  Shares                        Common Stock
-------------------------------------------------           ----------------                    -------------
Edward N. Allen..................................                 50,000                              *
D. Keith Cobb....................................                 15,000                              *
Michael Fiorito..................................                136,026 (1)                        1.1%
Thomas J. Saporito...............................                      0                             --
Anne T. Smyth....................................                      0                             --
H. Steve Swink...................................                166,000 (2)                        1.4%
Marko Bogoievski.................................                 67,750 (3)                          *
Howard J. Ross...................................                 17,500 (3)                          *
Linda Jenkinson..................................                 90,587                              *
Lever Stewart....................................                 33,750 (3)                          *
Kevin Holder.....................................                 19,829                              *
All Current Directors and Executive Officers                     514,476 (4)                        4.6%
as a Group (9 persons)

----------
*    Less than one percent (1%).

(1) This figure includes 12,250 shares which may be acquired upon the exercise of options that are exercisable within 60 days.
(2) This figure includes 125,000 shares which may be acquired upon the exercise of options that are exercisable within 60 days.
(3) This figure reflects only shares which may be acquired upon the exercise of options that are exercisable within 60 days.
(4) This figure includes 222,500 shares which may be acquired upon the exercise of options that are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

     Upon consummation of the Company's initial public offering, the Company acquired Earlybird Courier for approximately $9.4 million in cash and 350,868 shares of Common Stock of the Company. Michael Fiorito, a director of the Company and Regional Vice President for New York, was a 45% shareholder of Earlybird Courier. In addition, the Company agreed to pay Mr. Fiorito a finder's fee equal to the revenues for a two-week period of any courier company acquired by the Company if Mr. Fiorito identified such courier company for acquisition by the Company, negotiated the acquisition and otherwise aided in closing the acquisition. As of December 31, 1998, the Company paid Mr. Fiorito approximately $792,292 pursuant to such agreement in respect of four such acquisitions. The Company believes that the price paid to acquire Earlybird Courier was at least as favorable to the Company as would have been available from an independent third party.

     Approximately $1.1 million principal amount of indebtedness was incurred by the Company in December 1997 and January 1998 (the "December Bridge Loan") to partially fund expenses associated with the Company's initial public offering and the acquisition of 38 courier firms and one software firm acquired by the Company on February 11, 1998. The December Bridge Loan matured upon consummation of the initial public offering and bore interest at 14% per annum. In addition, commitment fees equal to the principal amount of the loan were paid at the repayment of the loan. In January 1998, Lever Stewart, former Director of Business Development, purchased for cash $172,000 principal amount of the Company's notes as part of the December Bridge Loan. In January 1998, Bonnie Brogdon, an executive officer of the Company, purchased for cash $100,000 principal amount of the Company's notes as part of the December Bridge Loan. Also in January 1998, H. Steve Swink, Chief Executive Officer and Chairman of the Board, purchased for cash $100,000 principal amount of the Company's notes as part of the December Bridge Loan.


                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              DISPATCH MANAGEMENT SERVICES CORP.
                                              (Registrant)

Date: April 30, 1999                          By: /s/ Marko Bogoievski
                                                  ------------------------------
                                                      Marko Bogoievski
                                                      Chief Financial Officer