Form 10-Q
period 1999-03-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-05-13
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarter ended March 31, 1999

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 1999, there were 11,921,404 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited):

     Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999

     Consolidated Statements of Operations for the Three Months ended March 31, 1998 and 1999

     Consolidated Statements of Cash Flows for the Three Months ended March 31, 1998 and 1999

     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)


                                                                December 31,  March 31,
                                                                   1998         1999
                                                                ------------  ---------
                                                                              (Unaudited)
ASSETS

Cash and cash equivalents ...................................   $   3,012    $   4,707
Accounts receivable, less allowances of $4,416 and $2,788 ...      36,416       34,924
Prepaid and other expenses ..................................       1,890        1,235
Income tax receivable .......................................       2,784        2,442
                                                                ---------    ---------
          Total current assets ..............................      44,102       43,308

Property and equipment, net .................................       8,851        8,354
Deferred financing costs, net ...............................       1,501        1,390
Intangible assets,  primarily  goodwill,  net of amortization
   of $3,186 and $4,457 .....................................     154,923      156,712

Notes receivable ............................................       9,002        6,546
Other assets ................................................       1,031          861
Deferred income taxes .......................................         291          291
                                                                ---------    ---------
          Total assets ......................................   $ 219,701    $ 217,462
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts .............................................   $   2,944    $   1,523
Current portion of long-term debt ...........................         900        2,400
Accounts payable ............................................       5,758        5,658
Accrued liabilities .........................................      13,356       13,914
Accrued payroll and related expenses ........................       5,527        5,395
Income tax payable ..........................................       1,817        2,680
Capital lease obligations ...................................         886          759
Acquisition-related notes payable, current portion ..........       7,207        5,844
                                                                ---------    ---------
          Total current liabilities .........................      38,395       38,173

Long-term debt ..............................................      70,600       72,250
Acquisition-related notes payable ...........................       5,337        4,053
Other long-term liabilities .................................       5,996        5,242
                                                                ---------    ---------
          Total liabilities .................................     120,328      119,718
                                                                ---------    ---------

Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par 100,000,000 shares authorized;
     11,817,634 and 11,921,404 shares issued and outstanding          118          119
Additional paid-in capital ..................................     117,686      117,992
Value of stock to be issued .................................       3,197        2,890
Accumulated deficit .........................................     (21,523)     (22,859)
Accumulated other comprehensive loss ........................        (105)        (398)
                                                                ---------    ---------
          Total stockholders' equity ........................      99,373       97,744
                                                                ---------    ---------
          Total liabilities and stockholders' equity ........   $ 219,701    $ 217,462
                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)


                                                                Three months ended
                                                                ------------------
                                                                     March 31
                                                                     --------
                                                               1998            1999
                                                          ------------    ------------
Net revenue ...........................................   $     24,316    $     57,129
Cost of revenue .......................................         15,029          35,414
                                                          ------------    ------------
  Gross profit ........................................          9,287          21,715

Selling, general and administrative expenses ..........          7,530          18,796
Depreciation and amortization .........................            706           1,946
                                                          ------------    ------------
  Income from operations ..............................          1,051             973

Interest expense ......................................            228           1,868
Acquired in-process research and development ..........            700            --
Other expense (income) ................................             82              (4)
                                                          ------------    ------------
Income (loss) before income tax provision .............             41            (891)
Income tax provision ..................................             73             445
                                                          ------------    ------------
  Loss before extraordinary item ......................            (32)         (1,336)

Extraordinary loss on early extinguishment of debt ....           (713)           --
                                                          ------------    ------------

  Net loss ............................................   $       (745)   $     (1,336)
                                                          ============    ============

Loss per common share - basic and diluted

  Loss before extraordinary item ......................   $       --      $      (0.11)
  Extraordinary item ..................................          (0.11)           --
                                                          ------------    ------------
Net loss ..............................................   $      (0.11)   $      (0.11)
                                                          ============    ============

Weighted average shares outstanding (basic and diluted)      6,806,285      11,921,404
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                           Three months ended,
                                                                                                           -------------------
                                                                                                                 March 31
                                                                                                                 --------
                                                                                                           1998              1999
                                                                                                         --------          --------

Cash flows from operating activities:
  Net loss .....................................................................................         $   (745)         $ (1,336)
  Adjustments  to  reconcile  net loss to net cash (used in) provided by operating activities
     Depreciation ..............................................................................              404               687
     Amortization of goodwill and other intangibles ............................................              302             1,259
     Amortization of deferred finance costs ....................................................               --               111
     Acquired in-process research and development ..............................................              700                --
     Extraordinary item ........................................................................              713                --
      Changes in operating  assets and  liabilities  (net of assets acquired and liabilities assumed in business combinations)
            Accounts receivable ................................................................           (5,933)            2,489
            Prepaid expenses and other current assets ..........................................            6,668               863
            Accounts payable and accrued liabilities ...........................................           (3,024)           (1,280)
                                                                                                         --------          --------

            Net cash (used in) provided by operating activities ................................             (915)            2,793

Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired ..............................................          (62,692)           (3,054)
  Additions to property and equipment ..........................................................           (1,180)             (190)
                                                                                                         --------          --------

            Net cash used in investing activities ..............................................          (63,872)           (3,244)

Cash flows from financing activities:
  Proceeds from initial public offering, net ...................................................           76,276
  Proceeds from bank borrowings ................................................................                              3,150
  Principal payments on long and short-term obligations ........................................           (8,110)             (711)
                                                                                                         --------          --------

            Net cash provided by (used in) financing activities ................................           68,166             2,439

Effect of exchange rate changes on cash and cash equivalents ...................................               61              (293)
                                                                                                         --------          --------

Net increase in cash and cash equivalents ......................................................            3,440             1,695

Cash and cash equivalents, beginning of period .................................................              354             3,012

Cash and cash equivalents, end of period .......................................................         $  3,794          $  4,707
                                                                                                         ========          ========

   The accompanying notes are an integral part of these financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   Organization, Basis of Presentation and Financial Condition

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

     The interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein. In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring items) considered necessary to make the consolidated financial position, consolidated results of operations and cash flows for the interim periods a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. Actual results could differ from these estimates.

     The Company's financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results from operations and maintaining positive cash flow from operations.

     During the first quarter of 1999, the Company notified its senior lenders of an event of default in relation to certain financial covenants described in the syndicated senior credit facility led by NationsBank, N.A. Following this notification of default, the Company operated under a forbearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. As described in Note 4, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders. The amended facility has a maturity date of May 31, 2000, and provides for revised financial covenants and other provisions. The Company intends to enter into negotiations with its group of lenders during the second quarter of 1999 to extend the maturity of the syndicated senior credit facility beyond May 31, 2000. There can be no assurances that the Company will be successful in negotiating a maturity date beyond May 31, 2000.

     During the three months ended March 31, 1999, the senior management team has established a number of strategic priorities designed to stabilize operations, including i) an aggressive cost reduction program, ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated front-end and back-end systems, as well as enhanced cost control and reporting mechanisms.

     The Company has also recently executed a number of structural changes, including the appointment of four new independent directors to the Company's Board and the creation of a United States regional management team designed to oversee and support the 22 metropolitan operating centers.

     The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. The Company's ability to continue as a going concern is dependent upon; i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, ii) complying with the financial covenants described in the senior credit facility, and iii) negotiating an extension of its senior credit facility terms beyond its maturity date of May 31, 2000.

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

     The net proceeds were used primarily for the cash portion of the purchase prices for the Founding Companies, for the early extinguishment of certain note payable obligations of the Company which resulted in an extraordinary loss of $713, and for the repayment of certain indebtedness of the Founding Companies.

3.   Business Combinations

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

     The  acquisitions  have been  accounted  for using the  purchase  method of accounting. The consideration does not reflect certain additional contingent consideration which may be issued pursuant to earn-out arrangements included in the definitive agreements with the acquired Companies.

     During the three months ended March 31, 1999,  goodwill associated with the
     1998  acquisitions  increased  by  $3,060,   primarily  due  to  contingent
     consideration earned.

     Acquisition Liabilities

     In connection with completed acquisitions, the Company recorded liabilities for employee severance and for operating lease payments (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of administrative and middle management personnel from the integration of the acquired operations. The operating lease payment accrual relates to equipment and facility leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the facilities and equipment leases.

     The changes in the Acquisition Liabilities during the three month period ended March 31, 1999 were as follows:

                                               Severance      Lease
                                               Liability    Liability     Total
                                               ---------    ---------     -----

     Balance  December 31, 1998 ..............  $ 195        $ 666        $ 861
     Additions ...............................                  11           11
     Utilization .............................    (11)         (96)        (107)
                                                =====        =====        =====
     Balance March 31, 1999 ..................  $ 184        $ 581        $ 765
                                                =====        =====        =====

     Pro Forma Financial Information

     The following unaudited condensed pro forma financial information of the Company for the three-month period ended March 31, 1998 includes the combined operations of the Company, and the 1998 Acquisitions as if the Offering and the acquisitions had occurred on January 1, 1998.


                                                              Three months ended
                                                                 March 31, 1998
                                                              ------------------
     Net revenue                                                    $51,751
     Income before extraordinary item                               $   423

     Per share data:
       Income before extraordinary item - basic                     $  0.04

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

4.   Senior Credit Facility

     In February 1998, the Company obtained a $25 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement. Outstanding principal balances under this line incurred interest at increments between 2.50% and 1.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the credit agreement).

     In May 1998, NationsBank provided the Company an additional $10 million short-term line of credit facility in anticipation of closing a syndicated credit facility. The short term line of credit facility was cross-defaulted and cross-collateralized with the revolving line of credit and matured in June 1998.

     In June, 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August, 1998, Nations Bank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

     Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forbearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement (the "Credit Agreement") with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility equal to the current outstanding indebtedness, or $78.5 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on May 31, 2000, with minimum principal payments of $900 and $1,500 required in 1999 and the first quarter of 2000, respectively. Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The initial pricing level between April 8, 1999 and June 30, 1999 will be at LIBOR + 4.00% (30 Day LIBOR at March 31, 1999 was 5.0%).

     Borrowings under the line of credit are secured by a first lien on all of the business assets of the Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and the first fiscal quarter of 2000, the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

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

     The Company paid $1,664 in financing fees during 1998, which have been deferred and are being amortized over the term of the Credit Agreement. The Company amortized $111 of the deferred finance fees during the three months ended March 31, 1999. Interest expense incurred on the senior bank debt during the three months ended March 31, 1999 amounted to $670.

5.   Stockholders' Equity and Comprehensive Loss

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements.

     SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

     Changes in stockholders' equity and comprehensive loss during the three months ended March 31, 1999 were as follows:

                                                        Stockholders' Comprehensive
                                                           Equity         Loss
                                                        ------------- -------------
     Stockholders' equity at December 31, 1998            $ 99,373

     Comprehensive loss:
       Net loss                                             (1,336)   $ (1,336)
       Foreign currency translation  adjustment               (293)       (293)
                                                          --------    --------
       Total                                                (1,629)   $ (1,629)
                                                          --------    --------
     Stockholders'  equity  balance  at March  31, 1999   $ 97,744
                                                          ========

7.   Loss per Share

     The following table sets forth the calculation of basic and diluted loss per share (in thousands, except per share amounts):

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                           1998            1999
                                                      ------------    ------------
     BASIC AND DILUTED LOSS PER SHARE:

         Loss before extraordinary item               $        (32)   $     (1,336)
         Extraordinary loss on early
           extinguishment of debt                             (713)
                                                      ------------    ------------

         Net loss                                     $       (745)   $     (1,336)
                                                      ============    ============

         Weighted average shares outstanding (basic
             and diluted)                                6,806,285      11,921,404
                                                      ============    ============

        Loss before extraordinary item                $      (0.00)   $      (0.11)
         Extraordinary loss on early
           Extinguishment of debt                            (0.11)
                                                      ------------    ------------
           Net loss per share                         $      (0.11)   $      (0.11)
                                                      ============    ============

8.   Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of derivative financial instruments. The Company is currently evaluating the impact if any, of SFAS No.133.

9.   Litigation

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

     The Company has accrued approximately $5.2 million as an estimate of the liability with respect to these cases at March 31, 1999.

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

10.  Segment Information

     The Company's reportable segments are based on geographic area. The Company evaluates the performance of its geographic areas based on operating profit
     (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for the three months ended March 31, 1999:

     Three months ended                              United
       March 31, 1999          North America         Kingdom       Australasia               Total
       --------------          -------------         -------       -----------               -----

     Net Revenue                 $ 33,110            19,912            4,107                $ 57,129

     Operating (loss) income     $   (888)            1,640              221                $    973

     Identifiable assets         $ 36,643            21,370            2,737                $ 60,750

     Capital expenditures        $     72                79               39                $    190

     Depreciation                $    478               186               23                $    687


     Three months ended                              United
       March 31, 1999          North America         Kingdom       Australasia               Total
       --------------          -------------         -------       -----------               -----


     Net Revenue                  $16,109             7,995              212                 $24,316

     Operating income             $   245               774               32                 $ 1,051

     Identifiable assets          $42,150            12,717              275                 $55,142

     Capital expenditures         $   921               249               10                 $ 1,180

     Depreciation                 $   301                95                8                 $   404

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects".

Introduction

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere herein. All dollar amounts are expressed in thousands, except for per share data.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as the United Kingdom, Australia and New Zealand.

Management does not believe that a period-to-period comparison of the results of operations of the Company whose consolidated financial statements are included elsewhere in this report would be meaningful. Prior to the Initial Public Offering on February 11, 1998, the Company conducted no operations other than in connection with the Offering and the Combinations and generated no revenues other than the receipt of licensing fees. Simultaneous with the Offering, the Company acquired, in separate combination transactions, 38 urgent, on-demand, point-to-point courier firms and one software company.

Results of Operations

                                               Three months ended    Three months ended
                                                 March 31, 1998        March 31, 1999
                                               ------------------    ------------------
Net revenue                                    $ 24,316    100.0%    $ 57,129    100.0%
Costs of revenue                                 15,029     61.8       35,414     62.0
                                               --------    -----     --------    -----
 Gross profit                                     9,287     38.2       21,715     38.0

Selling, general and
  Administrative                                  7,530     31.0       18,796     32.9
Depreciation and amortization                       706      2.9        1,946      3.4
                                               --------    -----     --------    -----
  Operating income                                1,051      4.3          973      1.7

Interest and other expense, net                     310      1.2        1,864      3.3
Acquired in-process research and development        700      2.9
                                               --------    -----     --------    -----

Income (loss) before income taxes and
  and extraordinary item                             41      0.2         (891)    (1.6)

Provision for income taxes                           73      0.3          445      0.8
                                               --------    -----     --------    -----
Loss before extraordinary item                 $    (32)    (0.1)    $ (1,336)    (2.4)
                                               ========    =====     ========    =====

Net Revenue

Net revenue for the quarter-ended March 31, 1999 was $57.1 million. These revenues were predominantly earned from Point-to-Point delivery services throughout the United States, the United Kingdom, Australia and New Zealand. For the quarter-ended March 31, 1999, net revenues generated in the United States, the United Kingdom, and Australasia were $33.1 million, $19.9 million, and $4.1 million, respectively. Following certain acquisitions, the Company re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure Point-to-Point delivery services. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the quarter-ended March 31, 1999 was $35.4 million, or 62.0% of the Company's revenues. Cost of revenue percentages in the United States, the United Kingdom, Australia and New Zealand vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, benefit plans, and the mix of business.

For the quarter-ended March 31, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 60.8%, 63.8%, and 62.9%, respectively. Cost of revenue percentages were positively impacted during the first quarter by the benefits associated with the continued physical integration of a number of previously independent courier fleets. As at March 31, 1999, the Company still had a comprehensive courier fleet integration program remaining to execute. This program is expected to be substantially completed during 1999.

Selling, General and Administrative Costs

Selling, general and administrative costs for the quarter-ended March 31, 1999 were $18.8 million, or 32.9% of the Company's net revenues. Selling, general and administrative percentages in the United States, the United Kingdom, Australia and New Zealand vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the quarter-ended March 31, 1999, selling, general and administrative percentages for the United States, United Kingdom, and Australasia were 37.0%, 26.7%, and 29.8%, respectively. Selling, general and administrative percentages were positively impacted during the first quarter by an aggressive cost-cutting and overhead reduction program that commenced in February 1999.

Combined Liquidity and Capital Resources

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

At March 31, 1999, the Company had $4.7 million in cash and cash equivalents, $74.7 million of senior bank debt, and $9.9 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the quarter ended March 31, 1999 was $2.8 million. Net cash used in investing activities and provided by financing activities was $3.2 million and $2.4 million, respectively for the quarter ended March 31, 1999.

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

During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, Australia and New Zealand. The aggregate consideration for these acquisitions included approximately $47.6 million in cash, the issuance of 355,160 shares of common stock, $3.2 million in value of stock to be issued, and approximately $7.9 million of notes payable. The cash portion of the consideration for the acquisitions consummated after the Offering was provided by borrowings under the Company's credit facility.

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

Capital expenditures totaled approximately $0.2 million in the three months ended March 31, 1999, primarily for office and computer equipment. The Company expects to make capital expenditures of approximately $1.0 million during 1999 to upgrade certain components of its management and financial reporting systems and to install an internal computer intranet network and communications system integrating the metropolitan operating centers. In addition, application of the DMS Model requires investment in local operating centers. Management presently anticipates that such additional capital expenditures will total approximately $4.3 million over the next two years, including approximately $1.8 million of computer equipment, $1.3 million of communications equipment, and $1.2 million of leasehold improvements.

However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August 1998, Nations Bank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

fubsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. As described in Note 4, the Company entered into a definitive Amended and Restated Credit Agreement (the "Credit Agreement") with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility equal to the current outstanding indebtedness at March 31, 1999, or $78.5 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on May 31, 2000, although minimum principal payments of $900 and $1,500 are required in 1999 and the first quarter of 2000, respectively. The Company intends to enter into negotiations with the group of lenders during the second quarter of 1999 to extend the maturity of the syndicated senior credit facility beyond May 31, 2000. There can be no assurances that the Company will be successful in negotiating a maturity date beyond May 31, 2000.

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

Borrowings under the line of credit are collateralized by a first lien on all of the business assets of Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and the first fiscal quarter of 2000, the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

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

The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the revised acquisition-related notes payable repayment schedule for the next twelve months. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy it's current obligations, ii) complying with the financial covenants described in the senior credit facility, and iii) negotiating an extension of the senior credit facility beyond it's maturity date of May 31, 2000. Given the current senior credit facility restrictions, the Company is unlikely to pursue further acquisition opportunities during the next 12 to 18 months.

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

The Company has identified operating and software issues to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company is addressing its most critical internal systems first, including the Company's proprietary capture and dispatch system ("KIWI"), and targets to have them Year 2000 compliant by September 1, 1999. The Company is also addressing all major categories of information technology and non-information technology systems in use by the Company, including customer service, dispatch and finance.

The Company plans to use both internal and external resources to reprogram and test the software for Year 2000 modifications. The cost of this and all other efforts to achieve Year 2000 compliance is estimated to be less than $1.0 million. To date, the Company's expenses have been mostly limited to internal costs. External expenditure for Year 2000 compliance in the quarter ended March 31, 1999 was $100. The Company has not separately tracked internal costs, which were primarily associated with payroll costs. The Company expects future costs to be funded by internally generated funds. The Company has begun to communicate with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The feedback from some of the Company's major suppliers and customers contacted confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999.

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

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and defines a derivative and establishes common accounting principles for all types of derivative financial instruments. The Company is currently evaluating the impact if any, of SFAS No.133.

Inflation

The Company does not believe that inflation has had a material effect on the Company's results of operations nor does it believe it will do so in the foreseeable future.

Potential Fluctuations in Quarterly Operating Results

The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors including, but not limited to, the timing of the integration of the acquired companies and their conversion to the DMS Model, the demand for the Company's services, the timing and introduction of new services or service enhancements by the Company or its competitors, the market acceptance of new services, competitive conditions in the industry and general economic conditions. As a result, the Company believes that period to period comparisons of its results of operations are not necessarily meaningful or indicative of the results that the Company may achieve in any subsequent quarter or full year.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

In addition to other information in this report, certain risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Annual Report for the year ended December 31, 1998 filed on Form 10-K and elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase interest expense by $747 based upon the variable rate debt outstanding at March 31, 1999.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company has accrued approximately $5.2 million as an estimate of the liability with respect to these cases at March 31, 1999.

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

                                              DISPATCH MANAGEMENT SERVICES CORP.

Date:  May 12, 1999                           By: /s/ Marko Bogoievski
                                                  ------------------------------
                                                  Marko Bogoievski
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit
    Number               Description
    ------               -----------

    27.1                 Financial data schedule