Form 10-K405/A
period 1998-12-31
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-08-04
CIK 1048897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 Amendment No. 2

           (Mark
             One)
              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE OF 1934
                   For the fiscal year ended December 31, 1998
                                OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____________to ____________

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

================================================================================

      Dispatch Management Services Corp., the registrant, hereby amends Item 14 of its Annual Report on Form

10-K for the year ended December 31, 1998 as set forth in the pages attached hereto.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

      3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

    Exhibit
     Number                             Description
     ------                             -----------
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

     2.17  -- Agreement, dated as of October 23, 1997, by and among
                 Dispatch Management Services Corp., A & W Couriers, Inc. and Joan Levy. (1)

     2.18  -- Agreement, dated as of October 10, 1997, by and among
                 Dispatch Management Services Corp., Express It, Inc., and Dave Clancy. (1)

     2.19  -- Agreement, dated as of September 18, 1997, by and among
                 Dispatch Management Services Corp., Deadline Acquisition Corp., Edward V. Blanchard, Jr., Melba Anne Hill and Scott T. Milakovich. (1)

     2.20  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., Kiwicorp Limited, Lynette Williams and Tom Finlay. (1)

     2.21  -- Agreement, dated as of September 10, 1997, by and among
                 Dispatch Management Services Corp., Transpeed Courier Services, Inc., Richard A. Folkman, Stacey J. Folkman, Trey Lewis and Evelyn R. Folkman. (1)

     2.22  -- Agreement, dated as of September 15, 1997, by and among
                 Dispatch Management Services Corp., Clover Supply, Inc., and John J. Walker. (1)

     2.23  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., S Car Go Courier, Inc. and Michael Cowles. (1)

     2.24  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., Christian Delivery & Chair Service, Inc., and Leo J. Gould. (1)

     2.25  -- Agreement, dated as of October 9, 1997, by and among Dispatch
                 Management Services Corp., Striders Courier, Inc., Tammy K. Patterson and Merlene Y. Flores. (1)

     2.26  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp. and Gregory Austin, trading as Battery Point Messengers. (1)

     2.27  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., Christopher Grealish, Inc. and Christopher Grealish. (1)

     2.28  -- Agreement, dated as of September 17, 1997, by and among
                 Dispatch Management Services Corp., United Messengers, Inc. and Marla Kennedy. (1)

     2.29  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., and Christopher Neal. (1)

     2.30  -- Agreement, dated as of October 4, 1997, by and among Dispatch
                 Management Services Corp., TimeCycle Couriers, Inc., Eric D. Nordberg and Jeffrey Appeltans. (1)

     2.31  -- Agreement, dated as of September 10, 1997, by and among
                 Dispatch Management Services Corp., Rocket Courier Services, Inc., Sean Leonce, Grace Leonce and Samer Hassan. (1)

     2.32  -- Agreement, dated as of September 14, 1997, by and among
                 Dispatch Management Services Corp. and Michael Studebaker.
                 (1)

     2.33  -- Agreement, dated as of September 10, 1997, by and among
                 Dispatch Management Services Corp., Delivery Incorporated and Gary Brose. (1)

     2.34  -- Agreement, dated as of September 12, 1997, by and among
                 Dispatch Management Services Corp., AFS Courier Systems, Inc. and Frank L. Mullins. (1)

     2.35  -- Share Purchase Agreement, dated as of August 20, 1997, by and among Dispatch Management Services LLC, Alice Rebecca Clark, Roy Clark, Trustees of the Roy Clark (Life Interest) Settlement 1997, Trustees of the Alice Rebecca Clark (Discretionary) Settlement 1997, Matthew Clark, Simon Clark and Brookside Systems and Programming Limited. (1)

     2.36  -- Agreement, dated as of October 6, 1997, by and among Dispatch
                 Management Services Corp., Bridge Wharf Investments Limited and Riverbank Limited. (1)

     2.37  -- Brand Manager Agreement, dated as of September 14, 1997, between Dispatch Management Services Corp. and Barry Anderson (Minneapolis). (1)

     2.38  -- Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Frank L. Mullins. (1)

     2.39  -- Brand Manager Agreement, dated as of September 25, 1997, between Dispatch Management Services Corp. and Leo J. Gould and Jodi Gould. (1)

     2.40  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and John J. Walker. (1)

     2.41  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Dave Clancy. (1)

     2.42  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Allen Orner. (1)

     2.43  -- Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Kiwicorp Limited. (1)

     2.44  -- Brand Manager Agreement, dated as of October 9, 1997, between
                 Dispatch Management Services Corp. and Tammy K. Patterson and Merlene Y. Flores. (1)

     2.45  -- Brand Manager Agreement, dated as of October 8, 1997, between
                 Dispatch Management Services Corp. and Tom Cromwell and Peter Begley. (1)

     2.46  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Jeff Appeltans and Eric D. Nordberg. (1)

     2.47  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Marla Kennedy. (1)

     2.48  -- Brand Manager Agreement, dated as of September 10, 1997, between Dispatch Management Services Corp. and James Michael Shaughnessy. (1)

     2.49  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Barry Anderson (Phoenix). (1)

     2.50  -- Brand Manager Agreement, undated, between Dispatch Management
                 Services Corp. and Joan Levy. (1)

     2.51  -- Brand Manager Agreement, dated as of September 21, 1997, between Dispatch Management Services Corp. and Christopher Neal. (1)

     2.53  -- Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Dispatch Management Services Corp. of the National Capital Area, Inc.
                 (1)

     2.54  -- Brand Manager Agreement, dated as of September 15, 1997, between Dispatch Management Services Corp. and The Delivery Company Limited. (1)

     2.55  -- Brand Manager Agreement, dated as of October 1, 1997, between
                 Dispatch Management Services Corp. and Creative Consulting Corp. (2)

     2.56  -- Brand Manager Agreement, dated as of October 1, 1997, between
                 Dispatch Management Services Corp. and Creative Consulting Corp. (2)

     2.57  -- Brand Manager Agreement, dated November 1, 1997, between
                 Dispatch Management Services Corp. and Atlantic
                 Transportation Consultants, Inc. (3)

     2.58  -- Agreement, dated as of October 31, 1997, among Dispatch
                 Management Services Corp., Pacific Freight Systems, Inc., Thomas A. Bartley and Perry Barbaruolo. (2)

     2.59  -- Agreement, dated December 2, 1997, among Dispatch Management
                 Services Corp., and Munther Hamoudi. (2)

     2.60  -- Agreement, dated November 21, 1997, among Dispatch Management
                 Services Corp., Zoom Messenger Service, Inc. and Frank Nizzare. (2)

     2.61  -- Agreement, dated as of November 26, 1997, among Dispatch
                 Management Services Corp., A Courier of the Carolinas, LLC, A Courier, Inc., and Tesseract Limited Partnership. (3)

     2.62  -- Agreement, dated as of November 20, 1997, among Dispatch
                 Management Services Corp., Express Air Management, Inc., Robert G. Driskell, Arthur J. Morris, Randolph H. Schneider and DMS Subsidiary Number. (3)

     2.63  -- Agreement, dated as of December 19, 1997, among Dispatch
                 Management Services Corp., A Courier of Tennessee, LLC, A Courier, Inc., Scott Evatt, and Timothy E. French. (3)

     2.64  -- Agreement, dated as of November 20, 1997, among Dispatch
                 Management Services Corp., A Courier, Inc., Robert G. Driskell, Arthur J. Morris and Randy H. Schneider. (3)

     2.65  -- Brand Manager Agreement, dated November 12, 1997, between
                 Dispatch Management Services Corp. and Detroit Dispatch Management Services, Inc. (3)

     2.66  -- Brand Manager Agreement, undated between Dispatch Management
                 Services Corp. and Michael R. Cowles. (3)

     2.67  -- Brand Manager Agreement, dated September 19, 1997, between
                 Dispatch Management Services Corp. and Michael Studebaker.
                 (3)

     2.68  -- Brand Manager Agreement, dated September 15, 1997, between
                 Dispatch Management Services Corp. and Scott T. Milakovich.
                 (3)

     2.69  -- Brand Manager Agreement, dated November 13, 1997, between
                 Dispatch Management Services Corp. and Frank Nizzare. (3)

     2.70  -- Brand Manager Agreement, dated November 26, 1997, between
                 Dispatch Management Services Corp. and Columbine Management Services, LLC. (3)

     2.71  -- Brand Manager Agreement, dated November 20, 1997, between
                 Dispatch Management Services Corp. and Muiran, Inc. (3)

     2.72  -- Brand Manager Agreement, dated September 30, 1997, between
                 Dispatch Management Services Corp. and Gregory W. Austin. (3)

     2.73  -- Brand Manager Agreement, dated September 21, 1997, between
                 Dispatch Management Services Corp. and Christopher Neal. (3)

     2.74  -- Agreement between the Registrant and Delta Air & Road
                 Transport PLC. (5)

     3.1   -- Certificate of Incorporation, as amended (Certificate of
                 Incorporation filed with the Delaware Secretary of State on September 5, 1997 and subsequently amended by Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 26, 1997). (6)

    3.1.1  -- Certificate of Designations, Preferences, Related Rights,
                 Qualifications, Limitations and Restrictions of Series C Junior participating preferred Shares. (7)

     3.2   -- Amended and Restated Bylaws. (7)

     4.0   -- Rights Agreement, dated as of December 14, 1998, between
                 Dispatch Management Services Corp. and American Stock Transfer & Trust Company, as Rights Agent. (7)

     10.1  -- Form of Officer and Director Indemnification Agreement. (2)

     10.2  -- Form of Employment Agreement dated February 5, 1998 between the Company and each of Ms. Jenkinson and Messrs. Holder, Bogoievski, Stewart and Gardner. (3)

     10.3  -- Non-Competition Agreement, dated February 2, 1998, by and between Dispatch Management Services Corp. and Gregory Kidd.
                 (4)

     10.4  -- Form of 1997 Stock Incentive Plan. (2)

     10.5  -- Form of Financing and Security Agreement by and among
                 Dispatch Management Services Corp., Dispatch Management Services San Francisco Corp., Dispatch Management Services New York Corp., Dispatch Management Services Acquisition Corp., Road Management Services Corporation, Balmerino Holdings Limited, Statetip Limited and Nationsbank, N.A. (4)

     10.6  -- Letter Agreement between Michael Fiorito and the Company.
                 (6)

     11.0  -- Statement Regarding Computation of Earnings (Loss) Per
                 Share. (8)

     21.1  -- Subsidiaries of Dispatch Management Services Corp. (8)

     23.1  -- Consent of PricewaterhouseCoopers LLP. (8)

     27.0  -- Financial Data Schedule. (8)

     99.0  -- Amended and Restated Credit Agreement among Dispatch
                 Management Services Corp. as Borrower, and the Material Subsidiaries of the Borrower as guarantors, and the lenders identified herein, and NationsBank N.A., as Administrative Agent dated as of April 8, 1999. (8)

----------
(1) Incorporated by reference to the exhibit of like number to Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on November 10, 1997.

(2) Incorporated by reference to the exhibit of like number to Amendment No. 1 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on December 24, 1997.
(3) Incorporated by reference to the exhibit of like number to Amendment No. 2 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on January 13, 1997.
(4) Incorporated by reference to the exhibit of like number to Amendment No. 3 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 3, 1997.
(5) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 7,1998, File No. 000-23349.
(6) Incorporated by reference to the exhibit of like number of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7) Incorporated by reference to the exhibit of like number of the Registrant's Current Report on Form 8-K dated December 14,1998, File No. 000-23349.
(8) Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 000-23349, filed with the Commission on April 15, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DISPATCH MANAGEMENT SERVICES CORP.
                                                    (Registrant)


Date: August 4, 1999                     By: /s/ Marko Bogoievski
                                         ---------------------------------------
                                             Marko Bogoievski
                                             Chief Financial Officer