Form 10-Q
period 1999-06-30
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-08-05
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter ended June 30, 1999

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 3, 1999, there were 12,003,549 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited):

      Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999

      Consolidated Statements of Operations for the Three and Six Months ended June 30, 1998 and 1999

      Consolidated Statements of Cash Flows for the Six Months ended June 30, 1998 and 1999

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                                                December 31,    June 30,
                                                                                    1998          1999
                                                                                ------------  -----------
                                                                                              (Unaudited)
ASSETS

Cash and cash equivalents .....................................................   $   3,012    $   2,745
Accounts  receivable, less allowances of $4,416 and $2,391 ....................      36,416       31,094
Prepaid and other current assets ..............................................       1,890        2,673
Income tax receivable .........................................................       2,784        1,184
                                                                                  ---------    ---------
          Total current assets ................................................      44,102       37,696

Property and equipment, net ...................................................       8,851        8,183
Deferred financing costs, net .................................................       1,501          715
Intangible assets, primarily goodwill, net of amortization of $3,186 and $5,801     154,923      159,648
Notes receivable ..............................................................       9,002        3,698
Other assets ..................................................................       1,031          853
Deferred income taxes .........................................................         291          291
                                                                                  ---------    ---------
          Total assets ........................................................   $ 219,701    $ 211,084
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank overdrafts ...............................................................   $   2,944    $     252
Current portion of long-term debt .............................................         900        3,600
Accounts payable ..............................................................       5,758        6,242
Accrued liabilities ...........................................................      13,356       11,333
Accrued payroll and related expenses ..........................................       5,527        4,708
Income tax payable ............................................................       1,817        2,032
Capital lease obligations .....................................................         886          704
Acquisition-related notes payable, current portion ............................       7,207        7,399
                                                                                  ---------    ---------
          Total current liabilities ...........................................      38,395       36,270

Long-term debt ................................................................      70,600       70,750
Acquisition-related notes payable .............................................       5,337        2,691
Other long-term liabilities ...................................................       5,996        5,312
                                                                                  ---------    ---------
          Total liabilities ...................................................   $ 120,328    $ 115,023
                                                                                  ---------    ---------

Commitments and contingencies - (see footnotes)

Stockholders' equity
  Common stock, $.01 par value, 100,000,000 shares authorized;
    11,817,634 and 11,917,377 shares issued and outstanding ...................         118          119
Additional paid-in capital ....................................................     117,686      117,867
Value of stock to be issued ...................................................       3,197        1,846
Accumulated deficit ...........................................................     (21,523)     (23,008)
Accumulated other comprehensive loss ..........................................        (105)        (763)
                                                                                  ---------    ---------
          Total stockholders' equity ..........................................      99,373       96,061
                                                                                  ---------    ---------
          Total liabilities and stockholders' equity ..........................   $ 219,701    $ 211,084
                                                                                  =========    =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)

                                                              Three months ended              Six months ended
                                                              ------------------              ----------------
                                                                  June 30,                        June 30,
                                                                  --------                        --------
                                                             1998           1999            1998            1999
                                                         ------------   ------------    ------------    ------------
Net revenue ..........................................   $     51,053   $     56,453    $     75,369    $    113,582
Cost of revenue ......................................         30,965         34,102          45,994          69,517
                                                         ------------   ------------    ------------    ------------
  Gross profit .......................................         20,088         22,351          29,375          44,065

Selling, general and administrative expenses .........         14,595         17,347          22,125          36,142
Depreciation and amortization ........................          1,182          2,168           1,888           4,115
                                                         ------------   ------------    ------------    ------------
  Income from operations .............................          4,311          2,835           5,362           3,808

Interest expense .....................................            436          1,827             664           3,584
Amortization and write-off of deferred financing costs             --          1,074              --           1,185
Acquired  in-process research and
development ..........................................             --             --             700              --
Other expense (income) ...............................             57             (2)            139              (6)
                                                         ------------   ------------    ------------    ------------
Income (loss) before income tax provision ............          3,818            (64)          3,859            (955)
Income tax provision .................................          1,627             85           1,700             530
                                                         ------------   ------------    ------------    ------------
  Income (loss) before extraordinary item ............          2,191           (149)          2,159          (1,485)

Extraordinary loss on early extinguishment of debt
  (net of income tax benefit of $384) ................             --             --             713              --
                                                         ------------   ------------    ------------    ------------
  Net income (loss) ..................................   $      2,191   $       (149)   $      1,446    $     (1,485)
                                                         ============   ============    ============    ============

Income (loss) per common share - basic
   Income (loss) before extraordinary item               $       0.19   $      (0.01)   $       0.24    $      (0.12)
   Extraordinary item                                              --             --           (0.08)             --
                                                         ------------   ------------    ------------    ------------

   Net income (loss)                                     $       0.19   $      (0.01)   $       0.16    $      (0.12)
                                                         ------------   ------------    ------------    ------------
Income (loss) per common share - diluted
   Income (loss) before extraordinary item               $       0.19   $      (0.01)   $       0.23    $      (0.12)
   Extraordinary item                                              --             --           (0.08)             --
                                                         ------------   ------------    ------------    ------------

   Net income (loss)                                     $       0.19   $      (0.01)   $       0.15    $      (0.12)
                                                         ------------   ------------    ------------    ------------

Weighted average shares
   Common shares outstanding                               11,545,545     11,917,100       9,175,915      11,919,252
                                                         ------------   ------------    ------------    ------------

   Adjusted common shares assuming dilution                11,839,348     11,917,100       9,354,963      11,919,252
                                                         ------------   ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Six months ended
                                                                              ----------------
                                                                                  June 30,
                                                                                  --------
                                                                              1998        1999
                                                                            --------    --------
Cash flows from operating activities:
  Net income (loss) .....................................................   $  1,446    $ (1,485)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities ................................................
    Depreciation ........................................................        721       1,500
    Amortization of goodwill and other intangibles ......................      1,167       2,615
    Amortization and write-off of deferred financing costs ..............         --       1,185
    Acquired in-process research and development ........................        700          --
    Extraordinary item ..................................................        713          --
      Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in business combinations)
          Accounts receivable ...........................................     (5,799)      6,139
          Prepaid expenses and other current assets .....................     (2,347)        215
          Accounts payable and accrued liabilities ......................      2,457      (5,235)
                                                                            --------    --------
          Net cash (used in) provided by operating activities                   (942)      4,934
                                                                            --------    --------
Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired .......................    (85,415)     (5,474)
  Additions to property and equipment ...................................     (3,071)       (832)
                                                                            --------    --------
          Net cash used in investing activities                              (88,486)     (6,306)
                                                                            --------    --------
Cash flows from financing activities:
  Proceeds from initial public offering, net ............................     76,276          --
  Proceeds from bank borrowings .........................................     27,070       3,150
  Payments on bank borrowings ...........................................         --        (300)
  Deferred financing costs ..............................................         --        (399)
  Principal payments on long and short-term obligations .................    (11,997)       (688)
                                                                            --------    --------
          Net cash provided by financing activities                           91,349       1,763
                                                                            --------    --------
Effect of exchange rate changes on cash and cash equivalents ............         --        (658)
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                           1,921        (267)

Cash and cash equivalents, beginning of period ..........................        354       3,012
                                                                            --------    --------
Cash and cash equivalents, end of period ................................   $  2,275    $  2,745
                                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Basis of Presentation and Financial Condition

      In connection with the closing of the initial public offering (the "Offering") of the common stock, $.01 par value (the "Common Stock"), of Dispatch Management Services Corp. (the "Company" or "DMS") in February 1998, the Company acquired, in separate combination transactions (the "Combinations"), 38 urgent, on-demand, point-to-point courier firms and one software firm which was subsequently liquidated (each, a "Founding Company," and collectively, the "Founding Companies").

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

      During the first quarter of 1999, the Company notified its senior lenders of an event of default in relation to certain financial covenants described in the syndicated senior credit facility led by NationsBank, N.A. Following this notification of default, the Company operated under a forbearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. In April 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders. The amended facility had a maturity date of May 31, 2000, and provided for revised financial covenants and other provisions. Effective August 2, 1999, the maturity of this facility was extended to October 15, 2000. There can be no assurances that the Company will be successful in negotiating further maturity date extensions beyond October 15, 2000.

      During the six months ended June 30, 1999, the senior management team has established a number of strategic priorities designed to strengthen operations, including i) an aggressive cost reduction program, ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated operating systems, as well as enhanced cost control and reporting mechanisms.

      During the first six months of 1999, the Company also executed a number of structural changes, including the appointment of four new independent directors to the Company's Board and the creation of a United States regional management team designed to oversee and support the 22 metropolitan operating centers.

      The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. The Company's ability to continue as a going concern is dependent upon; i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, ii) complying with the financial covenants described in the senior credit facility, and iii) negotiating further extensions of its senior credit facility terms beyond its maturity date of October 15, 2000.

2.    Initial Public Offering

      On February 6, 1998, DMS completed the Offering of 6,000,000 shares of Common Stock at $13.25 per share. In March 1998, the underwriters exercised their over-allotment option to purchase an additional 900,000 shares of Common Stock at the initial public offering price. The total proceeds from the Offering of the 6,900,000 shares of Common Stock, net of underwriter commissions and offering costs, was $76.3 million.

      The net proceeds were used primarily for the cash portion of the purchase prices for the Founding Companies, for the early extinguishment of certain note payable obligations of the Company which resulted in an extraordinary loss of $0.7 million, and for the repayment of certain indebtedness of the Founding Companies.

3.    Business Combinations

      On February 11, 1998, the Company acquired all of the outstanding Common Stock and/or net assets of the Founding Companies simultaneously with the closing of the Offering. The aggregate consideration for these acquisitions included $62.7 million in cash, the issuance of 3,378,590 shares of Common Stock, and $4.6 million of notes payable.

      During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, Australia and New Zealand. The aggregate consideration for these acquisitions included $47.6 million in cash, the issuance of 355,160 shares of Common Stock, $3.2 million in value of stock to be issued, and $7.9 million of notes payable.

      The acquisitions have been accounted for using the purchase method of accounting. The consideration does not reflect certain additional contingent consideration which may be issued pursuant to earn-out arrangements included in the definitive agreements with the acquired Companies.

      During the six months ended June 30, 1999, goodwill associated with the 1998 acquisitions increased by $7.3 million, primarily due to contingent consideration earned.

      Acquisition Liabilities

      In connection with completed acquisitions, the Company recorded liabilities for employee severance and for operating lease payments as a result of exit plans formulated as of the respective acquisition dates (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of administrative and middle management personnel from the integration of the acquired operations. The operating lease payment accrual relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases.

      The changes in the Acquisition Liabilities during the six month period ended June 30, 1999 were as follows (dollars in thousands):

                                          Severance       Lease
                                          Liability   Liability     Total
                                          ---------   ---------     -----

      Balance December 31, 1998 ......      $ 195       $ 666       $ 861
      Additions ......................         --          11          11
      Utilization ....................        (35)       (117)       (152)
                                            -----       -----       -----
      Balance June 30, 1999 ..........      $ 160       $ 560       $ 720
                                            =====       =====       =====

      Pro Forma Financial Information

      The following unaudited condensed pro forma financial information of the Company for the six-month period ended June 30, 1998 includes the combined operations of the Company, and the 1998 Acquisitions as if the Offering and the acquisitions had occurred on January 1, 1998 (dollars in thousands).

                                                                Six months ended
                                                                  June 30, 1998
                                                                ----------------

      Net revenue                                                    $114,872
      Income before extraordinary item                               $  2,114

      Per share data:
        Income before extraordinary item - basic and diluted         $   0.18

      The unaudited condensed pro forma financial information includes adjustments to the Company's historical results of operations which provide for reductions in salaries, bonuses and benefits payable or provided to the acquired companies' managers to which they agreed prospectively, incremental amortization of goodwill, reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the Combinations, income tax adjustments, incremental interest expense associated with borrowings to fund the acquisitions and the reduction in expense related to amounts allocated to in-process research and development activities. This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or of the results which may be realized in the future.

4.    Senior Credit Facility

      In February 1998, the Company obtained a $25 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement. Outstanding principal balances under this line incurred interest at increments between 2.50% and 1.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the credit agreement).

      In May 1998, NationsBank provided the Company an additional $10 million short-term line of credit facility in anticipation of closing a syndicated credit facility. The short-term line of credit facility was cross-defaulted and cross-collateralized with the revolving line of credit and matured in June 1998.

      In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August 1998, NationsBank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

      Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forbearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement (the "Credit Agreement") with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility in an amount equal to the outstanding indebtedness as of June 30, 1999 of $78.2 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on October 15, 2000, with minimum principal payments of $0.3 million per quarter required in 1999 and $1.5 million per quarter required in 2000.

      Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The initial pricing level between April 8, 1999 and June 30, 1999 will be at LIBOR + 4.00% (30 Day LIBOR at June 30, 1999 was 5.2%).

      Borrowings under the line of credit are secured by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and for the fiscal quarters of 2000, the EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

      Other financial covenants include: (i) maintenance of a monthly positive pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratio; defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

      The Company paid $1.5 million in financing fees during fiscal year 1998, which were deferred and amortized over the term of the 1998 credit facility. As a result of the Company entering into the Credit Agreement in 1999, the Company wrote-off $0.9 million of the fees associated with the 1998 credit facility. The Company amortized an additional $0.3 million of the deferred financing fees during the six months ended June 30, 1999. Interest expense incurred on the senior bank debt during the six months ended June 30, 1999 amounted to $3.4 million.

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

      Changes in stockholders' equity and comprehensive loss during the six months ended June 30, 1999 were as follows (dollars in thousands):

                                                           Stockholders'   Comprehensive
                                                              Equity            Loss
                                                           -------------   -------------
            Stockholders' equity at December 31, 1998        $ 99,373
            Comprehensive loss:
             Net income (loss)                                 (1,485)       $ (1,485)
             Common stock                                           1
             Additional paid-in capital                           181
             Value of stock to be issued                       (1,351)
             Foreign currency translation adjustment             (658)           (658)
                                                             --------        --------
              Total                                            (3,312)       $ (2,143)
                                                             --------        --------
             Stockholders' equity balance at June 30, 1999   $ 96,061
                                                             ========

6.    Earnings (loss) per Share

      The following table sets forth the calculation of basic and diluted earnings (loss) per share (dollars in thousands, except per share data):

                                                         Three months ended      Six months ended
                                                         ------------------      ----------------
                                                              June 30,               June 30,
                                                              --------               --------
                                                          1998       1999        1998        1999
                                                        --------   --------    --------    --------
      BASIC EARNINGS (LOSS) PER SHARE:

        Income (loss) before extraordinary item         $  2,191   $   (149)   $  2,159    $ (1,485)
        Extraordinary item-loss on early
          Extinguishment of debt, net of income taxes         --         --         713          --
                                                        --------   --------    --------    --------

        Net income (loss)                               $  2,191   $   (149)   $  1,446    $ (1,485)
                                                        ========   ========    ========    ========

        Weighted average shares outstanding               11,546     11,917       9,176      11,919
                                                        ========   ========    ========    ========

        Income (loss) before extraordinary item         $   0.19   $  (0.01)   $   0.24    $  (0.12)
        Extraordinary item-loss on early
          Extinguishment of debt, net of income taxes         --         --       (0.08)         --
                                                        --------   --------    --------    --------
          Net income (loss) per share                   $   0.19   $  (0.01)   $   0.16    $  (0.12)
                                                        ========   ========    ========    ========

      DILUTED EARNINGS (LOSS) PER SHARE:

        Income (loss) before extraordinary item         $  2,191   $   (149)   $  2,159    $ (1,485)
        Extraordinary item-loss on early
          Extinguishment of debt, net of income taxes         --         --         713          --
                                                        --------   --------    --------    --------
          Net income (loss)                             $  2,191   $   (149)   $  1,446    $ (1,485)
                                                        ========   ========    ========    ========

        Weighted average shares outstanding               11,546     11,917       9,176      11,919
        Potential common shares from stock options           293         --         179          --
                                                        --------   --------    --------    --------
        Total weighted average shares outstanding         11,839     11,917       9,355      11,919
                                                        ========   ========    ========    ========

        Income (loss)before extraordinary item          $   0.19   $  (0.01)   $   0.23    $  (0.12)
        Extraordinary item-loss on early
          extinguishment of debt, net of income taxes         --         --       (0.08)         --
                                                        --------   --------    --------    --------

        Net income (loss) per share                     $   0.19   $  (0.01)   $   0.15    $  (0.12)
                                                        ========   ========    ========    ========

7.    Litigation

      Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to repeated and substantial problems with certain telecommunications and computer equipment. In July 1998, the Company was served with a claim for unpaid monthly fees due under the full term of each respective service agreement.

      The Company is also involved in several acquisition-related disputes concerning acquisition contract interpretation, non-compete enforcement, and status of unregistered stock issued in connection with the Offering.

      The Company has accrued approximately $5.3 million as an estimate of the liability with respect to these cases at June 30, 1999.

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

8.    Segment Information

      The Company's reportable segments are based on geographic area. The Company evaluates the performance of its geographic areas based on operating profit (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for the six months ended June 30, 1999 (dollars in thousands):

      Six months ended                     United
        June 30, 1999      United States  Kingdom      Australasia    Total
        -------------      -------------  -------      -----------    -----

      Net Revenue            $ 65,757       39,221        8,604      $113,582

      Operating income       $    275        3,077          456      $  3,808

      Identifiable assets    $ 29,399       18,890        3,147      $ 51,436

      Capital expenditures   $    366          358          108      $    832

      Depreciation           $  1,053          384           63      $  1,500

      Six months ended                     United
        June 30, 1998      United States  Kingdom      Australasia    Total
        -------------      -------------  -------      -----------    -----

       Net Revenue           $ 46,344       28,509          516      $ 75,369

       Operating income      $  2,559        2,724           79      $  5,362

       Identifiable assets   $ 48,282       17,947          297      $ 66,526

       Capital expenditures  $  2,550          499           22      $  3,071

       Depreciation          $    543          160           18      $    721

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth in the Company's annual report on Form-10K for the fiscal year ended December 31, 1998.

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

Prior to the Initial Public Offering (the "Offering") on February 6, 1998, the Company conducted no operations other than in connection with the Offering and generated no revenues other than the receipt of licensing fees. Simultaneous with the Offering, the Company acquired, in separate combination transactions, 38 urgent, on-demand, point-to-point courier firms and one software company which was subsequently liquidated in 1998.

Results of Operations

                                                         Three months ended    Six months ended
                                                              June 30,           June 30,
                                                           1998      1999       1998      1999
                                                           ----      ----       ----      ----
Net revenue                                                100.0%    100.0%     100.0%    100.0%
Costs of revenue                                            60.6      60.4       61.0      61.2
                                                          ------    ------     ------    ------
 Gross profit                                               39.4      39.6       39.0      38.8

Selling, general and
  Administrative                                            28.6      30.7       29.4      31.8
Depreciation and amortization                                2.3       3.9        2.5       3.6
                                                          ------    ------     ------    ------
  Operating income                                           8.4       5.0        7.1       3.4

Interest expense                                             0.8       3.2        0.9       3.2
Amortization  and write-off of deferred financing costs       --       1.9         --       1.0
Acquired in-process research and development                  --        --        0.9        --
Other expense (income)                                       0.1        --        0.2        --
                                                          ------    ------     ------    ------
Income (loss) before income taxes and
  and extraordinary item                                     7.5      (0.1)       5.1      (0.8)

Provision for income taxes                                   3.2      (0.2)       2.3       0.5
                                                          ------    ------     ------    ------
Income (loss) before extraordinary item                      4.3      (0.3)       2.9      (1.3)
                                                          ======    ======     ======    ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Net Revenue

Net revenue for the three months ended June 30, 1999 increased $5.4 million, or 10.6%, to $56.5 million from $51.1 million for the three months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998. Excluding the effect of the acquisitions, net revenues from comparable centers showed no increase at $51.1 million. These revenues were predominantly earned from urgent delivery services throughout the United States, the United Kingdom, and Australasia, generated as follows (dollars in thousands):

                                 Three months ended      Three months ended
                                    June 30, 1998           June 30, 1999
                                    -------------           -------------

      United States              $30,235        59.2%   $32,647        57.8%
      United Kingdom              20,514        40.1     19,309        34.2
      Australasia                    304         0.7      4,497         8.0
                                 -------       -----    -------       -----
       Total                      51,053       100.0     56,453       100.0

Following certain acquisitions, the Company re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the three months ended June 30, 1999 increased $3.1 million, or 10.1%, to $34.1 million from $31.0 million for the three months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998. Expressed as a percentage of net revenue, cost of revenue for the three months ended June 30, 1999 decreased to 60.4%, from 60.6% for the three months ended June 30, 1998. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the three months ended June 30, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 59.2%, 62.1%, and 62.0%, respectively, as compared to 58.1%, 64.4%, and 59.9%, respectively, for the comparable 1998 period. Cost of revenue percentages were positively impacted during the 1999 period by the benefits associated with the continued physical integration of a number of previously independent courier fleets. As of June 30, 1999, the Company still had a comprehensive courier fleet integration program remaining to execute. This program is expected to be substantially completed during the balance of 1999.

Selling, General and Administrative Costs

Selling, general and administrative costs for the three months ended June 30, 1999 increased $2.7 million, or 18.9%, to $17.3 million from $14.6 million for the three months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998, and to a lesser extent, investment in technology programs designed to develop the next generation of the proprietary operating system. Expressed as a percentage of net revenue, selling, general and administrative costs for the three months ended June 30, 1999 increased to 30.7%, from 28.6% for the three months ended June 30, 1998. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the three months ended June 30, 1999, selling, general and administrative percentages for the United States, United Kingdom, and Australasia were 31.8%, 29.0%, and 30.8%, respectively, as compared to 31.4%, 24.5%, and 24.8%, respectively, for the comparable 1998 period.

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended June 30, 1999 was $1.8 million, or 3.2% of the Company's net revenues. This represents an increase of $1.4 million over the same period in 1998. The increase was primarily due to higher average principal balances outstanding. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.0% to 9.2% during the three months ended June 30, 1999, compared with 6.2% to 7.1% for the three months ended June 30, 1998. As a result of the Company entering into the Amended and Restated Credit Agreement (the "Credit Agreement") in 1999, the Company wrote off $0.9 million of the fees associated with the preceding credit facility. The Company amortized an additional $0.2 million of the deferred financing fees during the three months ended June 30, 1999. Interest expense incurred on the senior bank debt during the three months ended June 30, 1999 amounted to $1.7 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net Revenue

Net revenue for the six months ended June 30, 1999 increased $38.2 million, or 50.7%, to $113.6 million from $75.4 million for the six months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998. Excluding the effect of the acquisitions, net revenues from comparable centers increased $2.0 million, or 2.7%. These revenues were predominantly earned from Point-to-Point delivery services throughout the United States, the United Kingdom, and Australasia, generated as follows (dollars in thousands):

                                   Six months ended       Six months ended
                                     June 30, 1998          June 30, 1999

      United States               $ 46,344       61.5%  $ 65,757       57.9%
      United Kingdom                28,509       37.8     39,221       34.5
      Australasia                      516        0.7      8,604        7.6
                                  --------      -----   --------      -----
       Total                        75,369      100.0    113,582      100.0

Cost of Revenue

Cost of revenue for the six months ended June 30, 1999 increased $23.5 million, or 51.1%, to $69.5 million from $46.0 million for the six months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998. Expressed as a percentage of net revenue, cost of revenue for the six months ended June 30, 1999 increased to 61.2%, from 61.0% for the six months ended June 30, 1998. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the six months ended June 30, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 60.0%, 62.9%, and 62.4%, respectively, as compared to 58.8%, 64.6%, and 59.9%, respectively, for the comparable 1998 period.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended June 30, 1999 increased $14.0 million, or 63.4%, to $36.1 million from $22.1 million for the six months ended June 30, 1998. This increase was primarily due to acquisitions of 27 urgent, on-demand, point-to-point courier firms that occurred at various dates since February 6, 1998, and to a lesser extent, investment in technology programs designed to develop the next generation of the proprietary operating system. Expressed as a percentage of net revenue, selling, general and administrative costs for the six months ended June 30, 1999 increased to 31.8%, from 29.4% for the six months ended June 30, 1998. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the six months ended June 30, 1999, selling, general and administrative percentages for the United States, United Kingdom, and Australasia were 34.4%, 27.8%, and 30.4%, respectively, as compared to 32.7%, 24.0%, and 24.8%, respectively, for the comparable 1998 period.

Interest Expense and Deferred Financing Costs

Interest expense for the six months ended June 30, 1999 was $3.6 million, or 3.2% of the Company's net revenues. This represents an increase of $2.9 million over the same period in 1998. The increase was primarily due to higher average principal balances outstanding. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 6.9% to 9.2% during the six months ended June 30, 1999, compared with 6.2% to 7.1% for the six months ended June 30, 1998. As a result of the Company entering into the Amended and Restated Credit Agreement (the "Credit Agreement") in 1999, the Company wrote off $0.9 million of the fees associated with the preceding credit facility. The Company amortized an additional $0.3 million of the deferred financing fees during the six months ended June 30, 1999. Interest expense incurred on the senior bank debt during the six months ended June 30, 1999 amounted to $3.4 million.

Liquidity and Capital Resources

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

At June 30, 1999, the Company had $2.7 million in cash and cash equivalents, $74.3 million of senior bank debt, and $10.1 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the six months ended June 30, 1999 was $4.9 million. Net cash used in investing activities and provided by financing activities was $6.3 million and $1.8 million, respectively, for the six months ended June 30, 1999.

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

During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, and Australasia. The aggregate consideration for these acquisitions included approximately $47.6 million in cash, the issuance of 355,160 shares of common stock, $3.2 million in value of stock to be issued, and approximately $7.9 million of notes payable. Subsequent to December 31, 1998, the Company converted $2.0 million of the stock consideration payable to cash consideration payable. The cash portion of the consideration for the acquisitions consummated after the Offering was provided by borrowings under the Company's credit facility.

In addition, in connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain other financial related matters. The estimated maximum amount of additional consideration payable, if all of the performance goals are met, is approximately $9.0 million, of which $3.2 million is payable in cash and $5.8 million is payable in shares of the Company's common stock. These payments of additional consideration are to be made on specified dates through December 31, 2000. Management intends to fund the cash portion of this additional consideration with internally generated cash flow.

Capital expenditures totaled approximately $0.8 million in the six months ended June 30, 1999, primarily for office and computer equipment. The Company expects to make additional capital expenditures of approximately $1.0 million during 1999 to upgrade certain components of its management and financial reporting systems and to install an internal computer intranet network and communications system integrating the metropolitan operating centers. In addition, application of DMS operating practices requires investment in existing operating centers. Management presently anticipates that such additional capital expenditures will total approximately $4.3 million over the next two years, including approximately $1.8 million of computer equipment, $1.3 million of communications equipment, and $1.2 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60 million senior credit facility. In August 1998, NationsBank led a syndication for a $105 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a credit agreement with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility equal to the outstanding indebtedness as of June 30, 1999 of $78.2 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on October 15, 2000, with minimum principal payments of $0.3 million per quarter required in 1999 and $1.5 million per quarter required in 2000.

Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The initial pricing level between April 8, 1999 and June 30, 1999 will be at LIBOR + 4.00% (30 Day LIBOR at June 30, 1999 was 5.2%).

Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999, and for the fiscal quarters of 2000, the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratio; defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

Pursuant to the establishment of the April 8, 1999 Credit Agreement, the Company wrote off $0.9 million of deferred financing fees related to the preceding Credit Facility dated June 11, 1998, in the second quarter of 1999.

The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the revised acquisition-related notes payable repayment schedule for the next twelve months. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, ii) complying with the financial covenants described in the Credit Agreement, and iii) negotiating further extensions of the Credit Agreement beyond its maturity date of October 15, 2000. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next 12 to 18 months.

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

The Company has identified operating and software issues to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company is addressing its most critical internal systems first, including the Company's proprietary capture and dispatch system ("KIWI"), and targets to have them Year 2000 compliant by September 30, 1999. The Company is also addressing all major categories of information technology and non-information technology systems in use by the Company, including customer service, dispatch and finance.

The Company plans to use both internal and external resources to reprogram and test the software for Year 2000 modifications. The cost of this and all other efforts to achieve Year 2000 compliance is estimated to be less than $1.0 million. To date, the Company's expenses have been mostly limited to internal costs. The amount of external expenditures for Year 2000 compliance for the six months ended June 30, 1999 was $0.5 million. The Company has not separately tracked internal costs, which were primarily associated with payroll costs. The Company expects future costs to be funded by internally generated funds. The Company has begun to communicate with its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The feedback from some of the Company's major suppliers and customers contacted confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999.

The Company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the implementation of Year 2000 compliant systems, a failure to identify all of the Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, or a failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company has developed contingency plans with respect to possible problems it has already identified, and expects to continue to develop contingency plans, as the testing and implementation phases near completion, for continuing operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to handle all of the problems, which may arise.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

In addition to other information in this report, certain risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Annual Report on Form 10-K for the year ended December 31, 1998 and elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its Credit Agreement, but may do so in the future. A one percent change in interest rates on variable rate debt would increase interest expense by $0.7 million per annum based upon the variable rate debt outstanding at June 30, 1999.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual stockholders meeting was held on June 8, 1999. Holders on the record date for the annual meeting of 11,921,404 shares of Common Stock were entitled to cast one vote per share on each matter presented at the meeting.
The agenda items received the following votes:

1. Approval of amendment to Article Sixth of the Company's Amended and Restated Certificate of Incorporation (the "Charter") to clarify the designation of the terms of the classes of directors. The amendment was not approved pursuant to the following vote:

      For               Against           Abstain             Broker non-votes
      ---               -------           -------             ----------------
      3,580,018         535,875           28,180              3,728,193

2. Election of Directors. The nominees for Director were elected pursuant to the following vote:

      Nominee                       For                     Authority Withheld
      -------                       ---                     ------------------
      Edward N. Allen               7,894,964               118,683
      Thomas J. Saporito            7,894,564               119,083
      D. Keith Cobb                 7,876,097               137,550
      Michael Fiorito               7,869,401               144,246

3. Approval of amendment of the Charter to add a new Article Tenth to provide for stockholder action by unanimous written consent. The amendment was not approved pursuant to the following vote:

      For               Against           Abstain             Broker non-votes
      ---               -------           -------             ----------------
      3,421,954         619,926           35,340              3,795,046

4. Approval of amendment to 1997 Stock Incentive Plan, as amended, to increase the number of shares of Common Stock available for issuance under the plan from 1,350,000 shares to 2,000,000 shares. The amendment was approved pursuant to the following vote:

      For               Against           Abstain             Broker non-votes
      ---               -------           -------             ----------------
      3,578,920         464,493           33,807              3,795,046

5. Ratification of the appointment of the Company's independent accountants for the fiscal year ending December 31, 1999. The appointment was ratified by the following vote:

      For               Against           Abstain             Broker non-votes
      ---               -------           -------             ----------------
      7,715,322         129,592           27,352              0

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      10.1   1997 Stock Incentive plan, as amended.

      27.1   Financial data schedule.

b)   Reports on Form-8K.

On July 29, 1999, the Company filed a Form 8-K reporting a change in independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   DISPATCH MANAGEMENT SERVICES CORP.

Date: August 5, 1999                             By: /s/ Marko Bogoievski
                                                     ---------------------------
                                                         Marko Bogoievski
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number               Description
------               -----------

10.1                 1997 Stock Incentive Plan, as amended

27.1                 Financial data schedule