Form 10-Q
period 1999-09-30
DISPATCH MANAGEMENT SERVICES CORP
filed 1999-11-03
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 3, 1999, there were 12,113,023 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements (unaudited):

            Consolidated Balance Sheets as of December 31, 1998 and September
                  30, 1999

            Consolidated Statements of Operations for the Three and Nine Months
                  ended September 30, 1998 and 1999

            Consolidated Statements of Cash Flows for the Nine Months ended
                  September 30, 1998 and 1999

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                        December 31,   September 30,
                                                            1998           1999
                                                        ------------   -------------
                                                                    (Unaudited)
ASSETS

  Cash and cash equivalents ..........................   $   3,012      $   1,457
  Accounts  receivable, less allowances of $4,416
    and $2,431 .......................................      36,416         30,330
  Prepaid and other current assets ...................       1,890          2,659
  Income tax receivable ..............................       2,784          1,082
                                                         ---------      ---------
            Total current assets .....................      44,102         35,528

  Property and equipment, net ........................       8,851          8,184
  Deferred financing costs, net ......................       1,501            520
  Intangible assets, primarily goodwill, net of
    amortization of $3,186 and $7,068 ................     154,923        160,915
  Notes receivable ...................................       9,002          1,698
  Other assets .......................................       1,322          1,160
                                                         ---------      ---------
            Total assets .............................   $ 219,701      $ 208,005
                                                         =========      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Bank overdrafts ....................................   $   2,944      $   1,785
  Current portion of long-term debt ..................         900          4,800
  Accounts payable ...................................       5,758          5,542
  Accrued liabilities ................................      13,356          9,667
  Accrued payroll and related expenses ...............       5,527          3,905
  Income tax payable .................................       1,817          1,316
  Capital lease obligations ..........................         886            611
  Acquisition-related notes payable, current
  portion ............................................       7,207          6,064
  Other current liabilities ..........................          --            881
                                                         ---------      ---------
            Total current liabilities ................      38,395         34,571

  Long-term debt .....................................      70,600         69,250
  Acquisition-related notes payable ..................       5,337          2,935
  Other long-term liabilities ........................       5,996          3,475
                                                         ---------      ---------
            Total liabilities ........................     120,328        110,231
                                                         ---------      ---------

  Commitments and contingencies - (see notes)

  Stockholders' equity
    Common stock, $.01 par value, 100,000,000
      shares authorized; 11,817,634 and 12,113,023
      shares issued and outstanding ..................         118            121
  Additional paid-in capital .........................     117,686        118,425
  Value of stock to be issued ........................       3,197          1,004
  Accumulated deficit ................................     (21,523)       (21,426)
  Accumulated other comprehensive loss ...............        (105)          (350)
                                                         ---------      ---------
            Total stockholders' equity ...............      99,373         97,774
                                                         ---------      ---------
            Total liabilities and stockholders' equity   $ 219,701      $ 208,005
                                                         =========      =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)

                                                                  Three months ended              Nine months ended
                                                                     September 30,                  September 30,
                                                                     -------------                  -------------
                                                                  1998           1999            1998            1999
                                                                  ----           ----            ----            ----
Net revenue ..............................................   $     56,367   $     53,242    $    131,735    $    166,824
Cost of revenue ..........................................         34,500         32,185          80,493         101,702
                                                             ------------   ------------    ------------    ------------
  Gross profit ...........................................         21,867         21,057          51,242          65,122

Selling, general and administrative expenses .............         16,697         15,809          38,821          51,951
Depreciation and amortization ............................          1,410          2,001           3,299           6,116
Other charges (income) ...................................          1,703           (391)          1,841            (397)
                                                             ------------   ------------    ------------    ------------
  Income from operations .................................          2,057          3,638           7,281           7,452

Interest expense .........................................          1,024          1,677           1,689           5,261
Amortization and write-off of deferred financing costs ...             --            195              --           1,380
Acquired in-process research and development .............             --             --             700              --
                                                             ------------   ------------    ------------    ------------
Income before income tax provision .......................          1,033          1,766           4,892             811
Income tax provision .....................................            434            184           2,134             714
                                                             ------------   ------------    ------------    ------------
  Income before extraordinary item .......................            599          1,582           2,758              97

Extraordinary loss on early extinguishment of debt (net of
  income tax benefit of $384) ............................             --             --             713              --
                                                             ------------   ------------    ------------    ------------
  Net income .............................................   $        599   $      1,582    $      2,045    $         97
                                                             ============   ============    ============    ============

Income per common share - basic
   Income before extraordinary item ......................   $       0.05   $       0.13    $       0.27    $       0.01
   Extraordinary loss ....................................             --             --           (0.07)             --
                                                             ------------   ------------    ------------    ------------

   Net income ............................................   $       0.05   $       0.13    $       0.20    $       0.01
                                                             ------------   ------------    ------------    ------------

Income per common share - diluted
   Income before extraordinary item ......................   $       0.05   $       0.13    $       0.27    $       0.01
   Extraordinary loss ....................................             --             --           (0.07)             --
                                                             ------------   ------------    ------------    ------------

   Net income ............................................   $       0.05   $       0.13    $       0.20    $       0.01
                                                             ------------   ------------    ------------    ------------

Weighted average shares
   Common shares outstanding .............................     11,742,574     12,113,023      10,031,468      11,983,935
                                                             ------------   ------------    ------------    ------------

   Adjusted common shares assuming dilution ..............     12,012,380     12,252,673      10,240,769      12,088,952
                                                             ------------   ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             Nine months ended
                                                                               September 30,
                                                                               -------------
                                                                            1998         1999
                                                                            ----         ----
Cash flows from operating activities:
 Net income ..........................................................   $   2,045    $      97
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .......................................................       1,509        2,145
  Amortization of goodwill and other intangibles .....................       1,790        3,971
  Amortization and write-off of deferred financing costs .............          --        1,380
  Non-cash gain ......................................................          --         (391)
  Acquired in-process research and development .......................         700           --
  Extraordinary item .................................................         713           --
   Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
     Accounts receivable .............................................      (9,668)       6,086
     Prepaid and other current assets ................................      (1,204)         432
     Accounts payable and accrued liabilities ........................       4,750       (6,946)
                                                                         ---------    ---------
     Net cash provided by operating activities .......................         635        6,774
                                                                         ---------    ---------
Cash flows from investing activities:
 Cash used in acquisitions, net of cash acquired .....................    (103,976)      (7,469)
 Additions to property and equipment .................................      (5,211)      (1,478)
                                                                         ---------    ---------
      Net cash used in investing activities ..........................    (109,187)      (8,947)
                                                                         ---------    ---------
Cash flows from financing activities:
 Proceeds from initial public offering, net ..........................      76,276           --
 Proceeds from bank borrowings .......................................      55,579        3,150
 Payments on bank borrowings .........................................          --         (600)
 Deferred financing costs ............................................      (1,808)        (399)
 Principal payments on long and short-term obligations ...............     (17,565)      (1,288)
                                                                         ---------    ---------
         Net cash provided by financing activities ...................     112,482          863
                                                                         ---------    ---------
Effect of exchange rate changes on cash and cash equivalents .........          --         (245)
                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .................       3,930       (1,555)

Cash and cash equivalents, beginning of period .......................         354        3,012
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $   4,284    $   1,457
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

      The interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by a Form 10-K/A filed on April 30, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein. In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring items) considered necessary to make the consolidated financial position, consolidated results of operations and cash flows for the interim periods a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

      During the nine months ended September 30, 1999, the senior management team has established a number of strategic priorities designed to strengthen operations, including i) an aggressive cost reduction program,
      ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated operating systems, as well as enhanced cost control and reporting mechanisms.

      During the first nine months of 1999, the Company also executed a number of structural changes, including the appointment of four new independent directors to the Company's Board so that the Board now includes five directors (effective September 15, 1999 Michael Fiorito, who is a Brand Manager of the Company, resigned as a Director), and the creation of a United States regional management team designed to oversee and support the 22 metropolitan operating centers.

      The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. The Company's ability to continue as a going concern is dependent upon i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations,
      ii) complying with the financial covenants described in the senior credit facility, and iii) negotiating further extensions of its senior credit facility terms beyond its maturity date of October 15, 2000.

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

      During the third quarter of 1998, the Company wrote off $1.5 million of legal and professional fees associated with planned acquisitions that failed to close. Such amounts are included in "other charges (income)" on the Statement of Operations. During the nine months ended September 30, 1999, goodwill associated with the 1998 acquisitions increased by $9.9 million, primarily due to contingent consideration earned.

      Acquisition Liabilities

      In connection with completed acquisitions, the Company recorded liabilities for employee severance and for operating lease payments as a result of exit plans formulated as of the respective acquisition dates (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of administrative and middle management personnel from the integration of the acquired operations. The operating lease payment accrual relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs.

      The changes in the Acquisition Liabilities during the nine month period ended September 30, 1999 were as follows (dollars in thousands):

                                              Severance      Lease
                                              Liability    Liability      Total
                                              ---------    ---------     -------
Balance December 31, 1998 ...............       $ 195        $ 666        $ 861
Additions ...............................          --           11           11
Utilization .............................         (36)        (201)        (237)
                                                -----        -----        -----
Balance September 30, 1999 ..............       $ 159        $ 476        $ 635
                                                =====        =====        =====

   Pro Forma Financial Information

      The following unaudited condensed pro forma financial information of the Company for the nine-month period ended September 30, 1998 includes the consolidated operations of the Company and the 1998 Acquisitions as if the Offering and the acquisitions had occurred on January 1, 1998 (dollars in thousands).

                                                              Nine months ended
                                                              September 30, 1998
                                                              ------------------
Net revenue                                                        $177,272
Income before extraordinary item                                   $  2,187

Per share data:
  Income before extraordinary item - basic and diluted             $   0.18

      The unaudited condensed pro forma financial information includes adjustments to the Company's historical results of operations which provide for reductions in salaries, bonuses and benefits payable or provided to the acquired companies' managers to which they agreed prospectively, incremental amortization of goodwill, reduction in royalty payments made by certain Founding Companies in accordance with franchise agreements that terminated as a result of the Combinations, income tax adjustments, incremental interest expense associated with borrowings to fund the acquisitions and the reduction in expense related to amounts allocated to in-process research and development activities. This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the date indicated or of the results which may be realized in the future.

4.    Senior Credit Facility

      In February 1998, the Company obtained a $25.0 million revolving line of credit from NationsBank, N.A. pursuant to a credit agreement. Outstanding principal balances under this line incurred interest at increments between 1.50% and 2.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the credit agreement).

      In May 1998, NationsBank provided the Company an additional $10.0 million short-term line of credit facility in anticipation of closing a syndicated credit facility. The short-term line of credit facility was cross-defaulted and cross-collateralized with the revolving line of credit and matured in June 1998.

      In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60.0 million senior credit facility. In August 1998, NationsBank led a syndication for a $105.0 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

      Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forbearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement (the "Credit Agreement") with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility in an amount equal to the outstanding indebtedness as of September 30, 1999 of $77.9 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on October 15, 2000, with minimum principal payments of $0.3 million per quarter required in 1999 and $1.5 million per quarter required in 2000.

      Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The current pricing level at September 30, 1999 is LIBOR + 3.75% (30-Day LIBOR at September 30, 1999 was 5.4%).

      Borrowings under the line of credit are secured by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999 and for the fiscal quarters of 2000 the EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

      Other financial covenants include: (i) maintenance of a monthly positive pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable outstanding for less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

      In response to the Company's determination that it would not likely meet the affirmative covenants related to the EBITDA target and collateral coverage ratio for the quarter ended September 30, 1999, the syndicate of senior lenders agreed to modify such covenants effective September 30, 1999. Affirmative covenant targets applicable for future fiscal quarters remain unchanged.

      The Company paid $1.5 million in financing fees during fiscal year 1998, which were deferred and amortized over the term of the 1998 credit facility. As a result of the Company entering into the Credit Agreement in April 1999, the Company wrote-off $0.9 million of the fees associated with the 1998 credit facility. The Company amortized an additional $0.5 million of the deferred financing fees during the nine months ended September 30, 1999. Interest expense incurred on the senior bank debt during the nine months ended September 30, 1999 amounted to $5.0 million.

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

      Changes in stockholders' equity and comprehensive loss during the nine months ended September 30, 1999 were as follows (dollars in thousands):

                                                    Stockholders'  Comprehensive
                                                       Equity           Loss
                                                    -------------  -------------
Stockholders' equity at December 31, 1998               $ 99,373

Comprehensive loss:
 Net income                                                   97       $     97
 Common stock                                                  3
 Additional paid-in capital                                  739
 Value of stock to be issued                              (2,193)
 Foreign currency translation adjustment                    (245)          (245)
                                                        --------       --------
  Total                                                   (1,599)      $   (148)
                                                        --------       --------
Stockholders' equity balance at September 30, 1999      $ 97,774
                                                        ========

6.    Earnings (loss) per Share

      The following table sets forth the calculation of basic and diluted earnings (loss) per share (dollars in thousands, except per share data):


                                               Three months ended     Nine months ended
                                                   September 30,         September 30,
                                                   -------------         -------------
                                                 1998       1999       1998        1999
                                              --------   --------   --------    --------
BASIC EARNINGS (LOSS) PER SHARE:

Income before extraordinary item              $    599   $  1,582   $  2,758    $     97
Extraordinary item-loss on early
 extinguishment of debt, net of income taxes        --         --        713          --
                                              --------   --------   --------    --------

Net income                                    $    599   $  1,582   $  2,045    $     97
                                              ========   ========   ========    ========

Weighted average shares outstanding             11,743     12,113     10,031      11,984
                                              ========   ========   ========    ========

Income before extraordinary item              $   0.05   $   0.13   $   0.27    $   0.01
Extraordinary item-loss on early
 extinguishment of debt, net of income taxes        --         --      (0.07)         --
                                              --------   --------   --------    --------
 Net income per share                         $   0.05   $   0.13   $   0.20    $   0.01
                                              ========   ========   ========    ========

DILUTED EARNINGS (LOSS) PER SHARE:

Income before extraordinary item              $    599   $  1,582   $  2,758    $     97
Extraordinary item-loss on early
 extinguishment of debt, net of income taxes        --         --        713          --
                                              --------   --------   --------    --------
 Net income                                   $    599   $  1,582   $  2,045    $     97
                                              ========   ========   ========    ========

Weighted average shares outstanding             11,743     12,113     10,031      11,984
Potential common shares from stock options         214        140        191         105
Shares subject to earnout provisions                55         --         19          --
                                              --------   --------   --------    --------
Total weighted average shares outstanding       12,012     12,253     10,241      12,089
                                              ========   ========   ========    ========

Income before extraordinary item              $   0.05   $   0.13   $   0.27    $   0.01
Extraordinary item-loss on early
 extinguishment of debt, net of income taxes        --         --      (0.07)         --
                                              --------   --------   --------    --------
Net income per share                          $   0.05   $   0.13   $   0.20    $   0.01
                                              ========   ========   ========    ========

7.    Taxation

      The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The Company has incurred income tax expense in the United Kingdom and Australasian divisions, which are not currently benefiting from significant carryforward tax losses generated in the United States.

8.    Litigation

      Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to repeated and substantial problems with certain telecommunications and computer equipment. In July 1998, the Company was served with a claim for unpaid monthly fees due under the full term of each respective service agreement. On September 1, 1999, the Company settled all outstanding claims with the equipment vendor for $1.0 million plus interest payable over 12 months, resulting in a non-cash gain of $0.4 million versus previously established provisions.

      The Company is also involved in several acquisition-related disputes concerning acquisition contract interpretation, non-compete enforcement, and status of unregistered stock issued in connection with the Offering. The Company has accrued $3.4 million as an estimate of the liability with respect to these cases at September 30, 1999.

      The Company also becomes involved in various legal matters from time to time, which it considers to be in the ordinary course of business. While the Company is not currently able to determine the potential liability, if any, related to such matters, the Company believes that none of the matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity.

9.    Segment Information

      The Company's reportable segments are based on geographic area. The Company evaluates the performance of its geographic areas based on operating profit (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for the nine months ended September 30, 1999 (dollars in thousands):

        Nine months ended         United        United
       September 30, 1999         States        Kingdom   Australasia    Total
       ------------------        --------       -------   -----------   --------
Net revenue                      $ 96,461       57,690       12,673     $166,824

Operating income                 $  2,624        4,125          703     $  7,452

Identifiable assets              $ 26,233       17,288        3,569     $ 47,043

Capital expenditures             $    458          838          182     $  1,478

Depreciation                     $  1,446          603           95     $  2,145

        Nine months ended         United        United
       September 30, 1998         States        Kingdom   Australasia    Total
       ------------------        --------       -------   -----------   --------

Net revenue                      $ 79,106       50,503        2,126     $131,735

Operating income                 $  3,068        3,990          223     $  7,281

Identifiable assets              $ 43,049       24,376        2,742     $ 70,167

Capital expenditures             $  4,085        1,076           50     $  5,211

Depreciation                     $    635          842           32     $  1,509

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth in the Company's annual report on Form-10K for the fiscal year ended December 31, 1998, as amended by a Form-10K/A filed on April 30, 1999.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as the United Kingdom, Australia and New Zealand.

Prior to the Initial Public Offering (the "Offering") on February 6, 1998, the Company conducted no operations other than in connection with the Offering and generated no revenues other than the receipt of licensing fees. Simultaneous with the Offering, the Company acquired, in separate combination transactions, 38 urgent, on-demand, point-to-point courier firms and one software company, which was subsequently liquidated in 1998.

Results of Operations

                                                          Three months ended   Nine months ended
                                                             September 30,       September 30,
                                                            1998      1999      1998     1999
                                                           -----     -----     -----    -----
Net revenue                                                100.0%    100.0%    100.0%   100.0%
Costs of revenue                                            61.2      60.5      61.1     61.0
                                                           -----     -----     -----    -----
 Gross profit                                               38.8      39.5      38.9     39.0

Selling, general and
  administrative expenses                                   29.6      29.7      29.5     31.1
Depreciation and amortization                                2.5       3.8       2.5      3.7
Other charges (income)                                       3.2      (0.7)      1.4     (0.2)
                                                           -----     -----     -----    -----
  Operating income                                           3.4       6.8       5.6      4.5

Interest expense                                             1.8       3.2       1.3      3.2
Amortization and write-off of deferred financing costs        --       0.3        --      0.8
Acquired in-process research and development                  --        --       0.5       --
Other expense (income)                                      (0.2)       --        --       --
                                                           -----     -----     -----    -----
Income before income taxes
  and extraordinary item                                     1.8       3.3       3.7      0.5

Provision for income taxes                                   0.8       0.3       1.6      0.4
                                                           -----     -----     -----    -----
Income before extraordinary item                             1.0       3.0       2.1      0.1
                                                           =====     =====     =====    =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenue

Net revenue for the three months ended September 30, 1999 decreased $3.1 million, or 5.5%, to $53.2 million from $56.4 million for the three months ended September 30, 1998. This decrease was primarily due to the continued restructuring of certain non-core businesses related to the acquisition of 27 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates following the Company's initial public offering in February 1998. Excluding the effect of the 27 acquired firms, net revenues from comparable operating centers decreased $4.0 million, or 9.1%. The Company's revenues were predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia, (dollars in thousands):

                                 Three months ended         Three months ended
                                 September 30, 1998         September 30, 1999
                                 ------------------         ------------------
United States                  $32,762          58.1%     $30,704          57.7%
United Kingdom                  21,995          39.0       18,469          34.6
Australasia                      1,610           2.9        4,069           7.7
                               -------         -----      -------         -----
 Total                         $56,367         100.0%     $53,242         100.0%

Following certain acquisitions, the Company re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the three months ended September 30, 1999 decreased $2.3 million, or 6.7%, to $32.2 million from $34.5 million for the three months ended September 30, 1998. This decrease was primarily due to the decrease in net revenue noted above, and to a lesser extent the benefits associated with the continued physical integration of a number of previously independent courier fleets. As of September 30, 1999, the Company still had components of a courier fleet integration program remaining to execute. This program is expected to be substantially completed during the balance of 1999. Expressed as a percentage of net revenue, cost of revenue for the three months ended September 30, 1999 decreased to 60.5%, from 61.2% for the three months ended September 30, 1998. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the three months ended September 30, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 58.1%, 64.4%, and 60.1%, respectively, as compared to 58.4%, 65.4%, and 61.7%, respectively, for the comparable 1998 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 1999 decreased $0.9 million, or 5.3%, to $15.8 million from $16.7 million for the three months ended September 30, 1998. This decrease was primarily due to lower overall revenues experienced during the quarter. Expressed as a percentage of net revenue, selling, general and administrative costs for the three months ended September 30, 1999 increased to 29.7%, from 29.6% for the three months ended September 30, 1998. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the three months ended September 30, 1999, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 30.2%, 28.3%, and 32.6%, respectively, as compared to 32.1%, 26.1%, and 27.4%, respectively, for the comparable 1998 period.

Other Charges (Income)

Other charges (income) in 1998 included the write-off of $1.5 million of professional fees associated with planned acquisitions that failed to close. Other charges (income) for the three months ended September 30, 1999 included a gain of $0.4 million related to the reversal of provisions associated with the settlement of an outstanding legal action against the Company.

Interest Expense and Deferred Financing Costs

Interest expense for the three months ended September 30, 1999 was $1.7 million, or 3.2% of the Company's net revenues. This represents an increase of $0.7 million over the same period in 1998. The increase was primarily due to higher average principal balances outstanding. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.2% to 9.4% during the three months ended September 30, 1999, compared with 7.1% to 7.3% for the three months ended September 30, 1998. As a result of the Company entering into the Amended and Restated Credit Agreement (the "Credit Agreement") in April 1999, the Company wrote off $0.9 million of the fees associated with the preceding credit facility during the second quarter of 1999. The Company amortized an additional $0.2 million of the deferred financing fees during the three months ended September 30, 1999. Interest expense incurred on the senior bank debt during the three months ended September 30, 1999 amounted to $1.6 million.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 1999 was 10.4%, versus an effective tax rate of 42.0% for the three months ended September 30, 1998. The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The low effective tax rate for the three months ended September 30, 1999 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States. In September 1999, the Company finalized 1998 income tax returns which resulted in the reversal of $0.2 million of previously recorded income tax reserves.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Revenue

Net revenue for the nine months ended September 30, 1999 increased $35.1 million, or 26.6%, to $166.8 million from $131.7 million for the nine months ended September 30, 1998. This increase was primarily due to volumes generated by 27 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates following the Company's initial public offering in February 1998. Excluding the effect of the 27 acquired firms, net revenues from comparable operating centers decreased $3.2 million, or 2.6%. The Company's revenues were predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia, (dollars in thousands):

                                Nine months ended           Nine months ended
                                September 30, 1998          September 30, 1999

United States                $ 79,106          60.0%     $ 96,460          57.8%
United Kingdom                 50,503          38.3        57,690          34.6
Australasia                     2,126           1.7        12,674           7.6
                             --------         -----      --------         -----
 Total                       $131,735         100.0%     $166,824         100.0%

Cost of Revenue

Cost of revenue for the nine months ended September 30, 1999 increased $21.2 million, or 26.3%, to $101.7 million from $80.5 million for the nine months ended September 30, 1998. This increase was primarily due to the cost of revenues generated by the 27 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates after February 1998, offset partially by the effect of revenue lost as a result of the restructuring of certain non-core businesses. Expressed as a percentage of net revenue, cost of revenue for the nine months ended September 30, 1999 decreased to 61.0%, from 61.1% for the nine months ended September 30, 1998. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the nine months ended September 30, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 59.4%, 63.4%, and 61.7%, respectively, as compared to 58.6%, 65.1%, and 61.2%, respectively, for the comparable 1998 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $13.1 million, or 33.8%, to $51.9 million from $38.8 million for the nine months ended September 30, 1998. This increase was primarily due to the selling, general and administrative expenses of the 27 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates after February 1998. Expressed as a percentage of net revenue, selling, general and administrative costs for the nine months ended September 30, 1999 increased to 31.1%, from 29.5% for the nine months ended September 30, 1998. Selling, general and administrative expense percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the nine months ended September 30, 1999, selling, general and administrative percentages for the United States, United Kingdom, and Australasia were 33.1%, 28.0%, and 31.1%, respectively, as compared to 32.6%, 24.7%, and 26.8%, respectively, for the comparable 1998 period.

Other Charges (Income)

Other charges (income) in 1998 included the write-off of $1.5 million of professional fees associated with planned acquisitions that failed to close. Other charges (income) for the nine months ended September 30, 1999 included a gain of $0.4 million related to the reversal of provisions associated with the settlement of an outstanding legal action against the Company.

Interest Expense and Deferred Financing Costs

Interest expense for the nine months ended September 30, 1999 was $5.3 million, or 3.2% of the Company's net revenues. This represents an increase of $3.6 million over the same period in 1998. The increase was primarily due to higher average principal balances outstanding. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 6.9% to 9.4% during the nine months ended September 30, 1999, compared with 6.2% to 7.3% for the nine months ended September 30, 1998. As a result of the Company entering into the Credit Agreement in April 1999, the Company wrote off $0.9 million of the fees associated with the preceding credit facility. The Company amortized an additional $0.5 million of the deferred financing fees during the nine months ended September 30, 1999. Interest expense incurred on the senior bank debt during the nine months ended September 30, 1999 amounted to $5.0 million.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 1999 was 88.0% versus an effective tax rate of 43.6% for the nine months ended September 30, 1998. The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The high effective tax rate for the nine months ended September 30, 1999 is related to the profitability of the United Kingdom division, which is not currently benefiting from significant carryforward tax losses incurred in the United States. In September 1999, the Company finalized 1998 income tax returns which resulted in the reversal of $0.2 million of previously recorded income tax reserves.

Liquidity and Capital Resources

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

At September 30, 1999, the Company had $1.5 million in cash and cash equivalents, $1.8 million of bank overdrafts, $74.0 million of senior bank debt, and $9.0 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the nine months ended September 30, 1999 was $6.8 million. Net cash used in investing activities and provided by financing activities was $8.9 million and $0.9 million, respectively, for the nine months ended September 30, 1999.

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

During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, and Australasia. The aggregate consideration for these acquisitions included approximately $47.6 million in cash, the issuance of 355,160 shares of common stock, $3.2 million in value of stock to be issued, and approximately $7.9 million of notes payable. Subsequent to December 31, 1998, the Company converted $2.4 million of the stock consideration payable to cash consideration payable. The cash portion of the consideration for the acquisitions consummated after the Offering was provided by borrowings under the Company's credit facility.

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

Capital expenditures totaled $1.5 million in the nine months ended September 30, 1999, primarily for office and technology-related expenditures. The Company expects to make additional capital expenditures of $0.5 million during the balance of 1999 to upgrade certain components of its management and financial reporting systems and to install an internal computer intranet network and communications system integrating the metropolitan operating centers. In addition, application of DMS operating practices requires investment in existing operating centers. Management presently anticipates that such additional capital expenditures will total $5.0 million over the next two years, including $2.5 million of computer equipment, $1.5 million of communications equipment, and $1.0 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60.0 million senior credit facility. In August 1998, NationsBank led a syndication for a $105.0 million committed line of credit with a group of senior lenders, including First Union National Bank, BankBoston N.A., CIBC, Inc., and Fleet Bank N.A.

Subsequent to December 31, 1998, the Company notified the senior lenders of an event of default in relation to certain financial covenants described in the senior credit agreement. Following this notification of default, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a Credit Agreement with NationsBank N.A. and a syndicate of senior lenders. The Credit Agreement provides a revolving credit facility in an amount equal to the outstanding indebtedness as of September 30, 1999 of $77.9 million, which includes a sub-limit of $3.8 million for existing standby letters of credit. All amounts drawn down under the line of credit must be repaid on October 15, 2000, with minimum principal payments of $0.3 million per quarter required in 1999 and $1.5 million per quarter required in 2000.

Outstanding principal balances under the line of credit bear interest, payable monthly, at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The current pricing level at September 30, 1999 is LIBOR + 3.75% (30-Day LIBOR at September 30, 1999 was 5.4%).

Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries. The Company is required to maintain minimum absolute quarterly EBITDA targets through the maturity of the facility, provided that for the last fiscal quarter of 1999 and for the fiscal quarters of 2000 the absolute EBITDA targets are modified such that the Company can still meet the financial covenant criteria by maintaining a Funded Debt to EBITDA ratio at no more than 3.0x (as defined in the Credit Agreement).

Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis after June 30, 1999 (adjusted for certain non-cash gains and losses), (ii) maintenance of a collateral coverage ratio whereby accounts receivable outstanding for less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below levels ranging from 35% - 40%, and (iii) minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

Pursuant to the establishment of the April 8, 1999 Credit Agreement, the Company wrote off $0.9 million of deferred financing fees related to the $60.0 million credit facility dated June 11, 1998, in the second quarter of 1999.

In response to the Company's determination that it would not likely meet the affirmative covenants related to the EBITDA target and collateral coverage ratio for the quarter ended September 30, 1999, the syndicate of senior lenders agreed to modify such covenants effective September 30, 1999. Affirmative covenant targets applicable for future fiscal quarters remain unchanged.

The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the acquisition-related notes payable repayment schedule for the next twelve months. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, ii) complying with the financial covenants described in the Credit Agreement, and iii) negotiating further extensions of the Credit Agreement beyond its maturity date of October 15, 2000. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next 12 to 18 months.

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

The Company has identified operating and software issues to address Year 2000 readiness in its internal systems and with its customers and suppliers. The Company has substantially addressed its most critical internal systems, including the Company's proprietary capture and dispatch system ("KIWI"), and targets to have them Year 2000 compliant by November 30, 1999. The Company has also substantially addressed all major categories of information technology and non-information technology systems in use by the Company, including customer service, dispatch and finance.

The Company has used both internal and external resources to reprogram and test the KIWI software for Year 2000 modifications. The cost of this and all other efforts to achieve Year 2000 compliance is estimated to be $1.2 million. To date, the Company's expenses have been mostly limited to internal costs. The amount of external expenditures for Year 2000 compliance for the nine months ended September 30, 1999 was $1.0 million. The Company has not separately tracked internal costs, which were primarily associated with payroll costs. The Company expects any future costs to be funded by internally generated funds. The Company has communicated with most of its major customers, suppliers and financial institutions to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The feedback from some of the Company's major suppliers and customers contacted confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999.

The Company currently expects that the Year 2000 issue will not pose significant operational problems. However, delays in the implementation of Year 2000 compliant systems, a failure to identify all of the Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, or a failure of such third parties to adequately address their respective Year 2000 issues could have a material adverse effect on the Company's business, financial condition and results of operations. Therefore, the Company has developed contingency plans with respect to possible problems it has already identified, and expects to continue to develop contingency plans, as the testing and implementation phases near completion so that it can continue operations in the event such problems arise. However, there can be no assurance that such contingency plans will be sufficient to handle all of the problems, which may arise.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

In addition to other information in this report, certain risk factors should be considered carefully in evaluating the Company and its business. The following supplements the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 1998, as amended by a Form-10K/A filed on April 30, 1999. The Company may have difficulty enforcing the terms and conditions of its agreements with certain persons who manage some of the Company's operating centers ("Brand Managers"). Brand Managers manage the business of the companies they owned prior to each of such company's purchase by the Company under compensation and incentive agreements, known as "Brand Manager Agreements". Each Brand Manager is responsible for maximizing the revenues and profit margins of the business of his or her previously owned company. The Brand Manager Agreement provides that the Company can terminate the Agreement under certain limited conditions based on performance. During the first quarter of 1999, the Company attempted to convert a number of the Brand Manager Agreements into center manager contracts, which would have provided for a new compensation and incentive structure based on the pre-tax performance of an entire operating center. The Company has discontinued this initiative. While a majority of the Brand Managers now manage consolidated centers and not just the business of their previously owned companies, the original Brand Manager Agreements remain in place. The Company is presently attempting to renegotiate the Brand Manager Agreements to more closely reflect the current goals and strategic objectives of the Company and the integration of the various acquisitions into consolidated operating centers since the initial public offering in February 1998. There can be no assurance that the Company will be able to renegotiate the Brand Manager Agreements, or terminate in a timely manner any Brand Manager who is not performing as required, or negotiate appropriate levels of compensation for Brand Managers. The Company's failure to resolve these issues could have a material adverse impact on the Company's business, financial condition and results of operations.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its Credit Agreement, but may do so in the future. A one percent change in interest rates on variable rate debt would increase interest expense by $0.7 million per annum based upon the amount of the Company's variable rate debt outstanding at September 30, 1999.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Effective September 2, 1999, the Company's shares of Common Stock were listed on the American Stock Exchange ("AMEX") and are no longer listed on the Nasdaq National Market System ("NASDAQ").

Item 6. Exhibits and Reports on Form 8-K

On July 29, 1999, the Company filed a Form 8-K reporting a change in independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DISPATCH MANAGEMENT SERVICES CORP.


Date: November 3, 1999                        By:  /s/ Marko Bogoievski
                                                   -----------------------------
                                                       Marko Bogoievski
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS

   Exhibit
   Number                           Description

   27.1                  Financial data schedule