Form 10-K405
period 1999-12-31
DISPATCH MANAGEMENT SERVICES CORP
filed 2000-03-07
CIK 1048897

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K
      (Mark One)
              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____________ to _____________

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

                     Common Stock, $0.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No

      The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors are "affiliates" of the Registrant) as of March 6, 2000 (based on the last reported sales price of the Registrant's Common Stock, par value $0.01 per share, as reported on The American Stock Exchange on such date) was approximately $24,629,465. As of March 6, 2000, 12,872,946 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of the Form 10-K has been incorporated by reference from the Registrant's definitive Proxy Statement on Schedule 14-A to be filed with the Commission.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

  ITEM 1.   BUSINESS..........................................................

  ITEM 2.   PROPERTIES........................................................

  ITEM 3.   LEGAL PROCEEDINGS.................................................

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............

                                     PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...........................................................

  ITEM 6.   SELECTED FINANCIAL DATA...........................................

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................

  ITEM 11.  EXECUTIVE COMPENSATION............................................

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..

                                     PART I

Item 1. Business

      In connection with the closing of the initial public offering (the "Offering") of the common stock, $.01 par value (the "Common Stock"), of the Company in February 1998, the Company acquired, in separate combination transactions (the "Combinations"), 38 urgent, on-demand, point-to-point courier firms and one software firm which was subsequently liquidated during 1998 (each, together with the software firm, a "Founding Company," and collectively, the "Founding Companies"). Following the Offering, the Company acquired 28 additional companies and operates the acquired entities in integrated operating centers in the United States, the United Kingdom, Australia and New Zealand. Unless otherwise indicated or the context otherwise requires, references to the "Company" and "DMS" herein mean Dispatch Management Services Corp., and its subsidiaries, including the Founding Companies. The Company was incorporated under the laws of the State of Delaware on September 8, 1997. The Company's principal executive offices are located at 1981 Marcus Avenue, Lake Success, New York 11042, and its telephone number at that address is (516) 326-9810.

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

Industry Overview

      Industry research, which the Company believes to be reliable, estimates that the same-day delivery industry is a $15 billion market in the United States that is growing at a rate of more than 5% per annum. The on-demand, Point-to-Point segment of the same-day delivery industry is characterized by unscheduled deliveries, which are typically completed within two hours of the request for service. The items transported can range in weight from 1 to 100 pounds, and include documents, spare-parts, medical products, and other items that are not suitable for facsimile or electronic transmission, but for which there is an immediate need. The Company believes that the business model underlying the on-demand Point-to-Point delivery industry is fundamentally different from those models defining the slower, scheduled or routed same-day delivery industry. Critical success factors in the on-demand industry include the degree of density achieved in a metropolitan market and courier productivity, as distinct from asset utilization and schedule efficiency.

      The on-demand industry in the United States and the United Kingdom consists primarily of several thousand small, independent businesses serving local markets and a small number of regional or national operators that individually do not have a significant share of the on-demand delivery market. The on-demand delivery markets in Australia and New Zealand tend to be dominated by several large national and international participants that have integrated on-demand, same-day and overnight delivery services. The Company believes that the on-demand delivery market, particularly in the United States and United Kingdom, offers substantial consolidation opportunities, as there are significant operating and marketing benefits to large-scale professional service providers. Relative to smaller operators in the industry, the Company believes that national operators benefit from several competitive advantages including national branding, the ability to service national accounts and centralized administrative and management information systems.

      The Company believes that on-demand delivery is the fastest growing segment of the same-day delivery industry, and that the more urgent segments of the same-day delivery industry are benefiting from several recent trends. For example, the trend towards "just-in-time" inventory management and the outsourcing of non-core business functions have created opportunities for third-party providers of delivery services. Developments in electronic commerce ("e-commerce"), both business-to-business and business-to-consumer, have generally increased the pace of business and created an increased expectation for the same-day transportation of items. E-commerce trends are also reshaping the entire distribution industry, as consumers increasingly are being offered new ways to purchase goods and services via the Internet, which, in turn, is creating the need for the development of an "on-demand fulfillment model" (i.e., a network and infrastructure that enables the physical delivery of goods to match the immediacy expectation created by the Internet). The Company believes that these e-commerce trends will ultimately more than offset the decrease in same-day delivery volumes caused by the use of the facsimile machine and electronic mail, although to date, the beneficiaries of these e-commerce trends have primarily been the large, well-capitalized overnight delivery concerns with a national branded presence.

Business Strategy

      During 1999, the Company determined to expand its focus to address the emerging business opportunities brought about by the developments in e-commerce. The Company intends to occupy the strategic space currently available to the delivery provider that has a significant presence in the "last-mile" of same-day ground delivery services, i.e. the final link in the provision of same-day delivery services to a business or retail customer. Development of this strategy will provide DMS the opportunity to redefine the same-day delivery business and accelerate the development of the on-demand fulfillment model. The principal components of the strategy include: i) increasing density (i.e. concentration of deliveries within contiguous areas) and market share in key metropolitan markets, ii) implementing a best-practice operational model in all key markets to specifically address the inconsistent service levels typical of the industry today, iii) creating a national and international same-day delivery brand and time-guaranteed products, iv) investing in the recruitment and retention of couriers, v) early adoption of proven technologies (such as two-way data and web-based order-entry systems), and vi) forming joint-venture and marketing relationships with e-commerce vendors and web-based intermediaries requiring fulfillment solutions and alternative shipping options.

      The Company believes that its operating methodology differentiates it from both local market competitors and other large, same-day delivery service providers who compete in the Point-to-Point delivery industry as only one part of a broader same-day service model. The business practices comprising the operating methodology (collectively, the "DMS Model") are designed to reduce operating complexities inherent in the Point-to-Point delivery industry. Key elements of the DMS Model include: (i) organizing the Company's courier operations into three distinct functions relating to dispatch management, road management and marketing management; (ii) utilizing software to manage order entry and delivery completion, on-time performance and transaction processing;
(iii) empowering the courier fleet, rather than dispatchers, to determine the optimal use of road resources ("Free Call Dispatch"); (iv) applying a consistent pricing methodology to time-guaranteed products; (v) cross-training back-office staff in the areas of call-capture, dispatch management, and customer resolution activities, and (vi) incentivizing the Company's workforce in each of the three operating functions to maximize efficiency and profitability.

      The Company believes that the comprehensive application of the DMS Model should generate certain competitive advantages, including the ability to provide higher levels of customer service and the creation of distinct time-guaranteed delivery products, whereby the customer is able to price-discriminate the level of service required. During 1999, the Company continued to work on the execution of the DMS Model. The United Kingdom division in particular, successfully integrated three previously independent businesses during 1999, converted diverse operating systems to a new platform, and built an entirely new management team. The Company continues to refine the DMS Model based upon operating experience, and during 1999 it introduced more flexibility to accommodate certain idiosyncrasies identified in local markets. The Company ultimately believes that the implementation of the DMS Model creates an environment that facilitates increased personnel utilization and lower transaction processing costs as a percentage of revenue, resulting in increased profitability. In addition, the Company believes that the reduction of operating complexity should allow for an increase in the number of transactions that the Company is able to process with minimal incremental cost.

      The Company's focus is on internal growth and the development of its "on-demand fulfillment model". Future acquisitions will be considered to obtain further density or to acquire key management talent in certain metropolitan markets provided that the Company is able to obtain the approval of its lenders prior to consummating any acquisition. The Company believes that it will be able to achieve operating efficiencies by effectively operating the DMS Model. Although barriers to entry in the Point-to-Point delivery services market traditionally have been low, the Company believes that the application of the operating methodology will allow it to provide a higher level of customer service than that traditionally available from its competitors, thereby permitting the Company to charge premium prices for these services.

Services

      The Company provides a comprehensive range of urgent courier services. In providing urgent delivery services, the Company's messengers respond to unscheduled customer requests for immediate pick-up and delivery of time-sensitive packages. The Company offers a range of time-guaranteed products, primarily one and two hour deliveries, although 15 minute and 30 minute deliveries are available in certain downtown metropolitan areas. The yield per delivery typically increases with the time-sensitivity of the delivery. The current expectation is to offer time-guaranteed delivery products in all key metropolitan markets within which the Company currently operates. The Company also provides a variety of slower same-day scheduled and routed delivery services in certain locations.

      As part of the expanded focus on electronic commerce, the Company has begun providing metropolitan-based distribution and fulfillment services for e-commerce vendors and other web-based intermediaries. The current expectation is for the Company to expand such services, and identify a national partner with existing logistics and fulfillment capability. The Company would then jointly market an on-demand fulfillment capability operating out of third-party warehouses in certain downtown metropolitan locations.

Organization

      The Company's operations are divided into three business units, U.S.A, the United Kingdom, and Australasia (Australia and New Zealand). The U.S. business is organized into four regions, having a total of 22 metropolitan operating centers in 27 cities, managed with regional and national oversight as appropriate. Metropolitan operating centers are responsible for courier management, call-capture, dispatch, customer resolution, invoicing, and collections.

      The Company operates certain of its U.S. centers through compensation and incentive arrangements with former owners of the acquired companies ("Brand Managers"), known as "Brand Manager Agreements" which were negotiated at the time the Company acquired the businesses. For the year ended December 31, 1999, approximately $43.8 million, (or 20.0%) of the Company's revenues were generated by centers operating under Brand Manager Agreements. Each Brand Manager is responsible for maximizing the revenues and pre-tax profit margins of the specific business of his or her previously owned company. During the first quarter of 1999, the Company recognized that the existing Brand Manager Agreements were inappropriate within the context of a large number of disparate local operating centers undergoing a significant consolidation and integration program. The Company attempted to renegotiate the Brand Manager Agreements to clarify local accountabilities and provide for a new compensation and incentive structure based on the pre-tax performance of an entire operating center. In light of initial resistance to the conversion plan, the Company negotiated settlements with certain former Brand Managers. Thereafter the Company decided to manage the remaining Brand Manager business within the confines of the original Brand Manager Agreements and discontinued the initiative. While a majority of the Brand Managers now manage consolidated centers and not just the business of their previously owned companies, the original Brand Manager Agreements remain in place.

      Managers of metropolitan centers are responsible for the pre-tax financial performance of their respective centers, which includes an allocation of the cost of the shared-services function located in Lake Success, New York, corporate overhead, and interest expense. The Managing Directors of the United Kingdom and Australasian businesses are responsible for the total financial performance of their operations, including an allocation of corporate overhead and interest expense.

      Certain administrative functions are centralized in the New York shared-services function, including human resources, management accounting for the United States business unit, company-wide financial reporting, and cash and treasury management for the entire corporation.

Customers

      The Company provided services to more than 40,000 customers during 1999, including professional service organizations, large corporations, healthcare institutions and retail and manufacturing firms. For the year-ended December 31, 1999, no one industry accounted for more than 10% of the Company's net revenue, and no one customer accounted for more than 5% of the Company's net revenue. Customers have not historically entered into contracts for the long-term supply of Point-to-Point delivery services, although the Company anticipates that the number of contractual accounts will increase with the increased emphasis upon e-commerce, key accounts and national branding initiatives.

      A significant number of the Company's customers are located outside of the United States. For the year-ended December 31, 1999, approximately 35.2% and 7.8% of the Company's net revenues were generated from the United Kingdom and Australasia, respectively.

Sales and Marketing

      The Company intends to further develop its relationships with existing clients and to increase market share by raising service levels in the on-demand delivery market, and by providing enhanced services not currently provided to customers, such as guaranteed, on-time delivery. The Company's strategic goal is to become the largest or second largest provider of Point-to-Point delivery services in each market within which it operates. The Company has also commenced the development of a premium national and international same-day delivery product under the "CitySprint"(TM) brand name. Simultaneous with the rollout of the CitySprint(TM) brand name, the Company has begun utilizing the 1800DELIVER(TM) telephone number as an important element of the related national marketing program.

      The adoption of the CitySprint(TM) brand name and the utilization of the 1800DELIVER(TM) telephone number represent the Company's effort to develop a consistent universal image required to leverage our market position and take advantage of emerging e-commerce and national account opportunities. Over time, the Company believes that the numerous existing brands in local markets will be replaced by a single national brand.

Competition

      The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in the local market. In addition, several large, national, publicly traded companies are consolidating segments of the delivery industry through the acquisition of independent courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for access to couriers and acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into the Point-to-Point market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of these companies have greater financial resources and brand name recognition than the Company. The Company believes that the principal competitive factors in the Point-to-Point delivery industry are reliability, service flexibility and pricing.

Technology

      The Company recognizes the need to continue to invest in technology to; i) differentiate its product offering from the competition, ii) build new seamless interfaces with e-commerce customers to facilitate the development of an on-demand fulfillment model, and iii) create an efficient and scalable infrastructure to support the administrative and sales and marketing efforts at the lowest possible cost.

      The Company presently employs two separate call-capture and dispatch systems for its domestic and international businesses. The North American business is primarily operating on the proprietary "KIWI"(TM) dispatch system, which is supported internally. The United Kingdom and Australasian businesses are licensing an Australian-developed dispatch system known as "TRANSPAC", where support is out-sourced to a third-party vendor. Both systems capture and dispatch deliveries in an industry-standard fashion and are partially integrated into back-end financial and accounting systems.

      Current technology investment programs are focused on the development of:
i) real-time proof-of-delivery capability utilizing two-way data systems, ii) national web order-entry capability, and iii) the creation of a sales and marketing database. Real-time proof of delivery and web order-entry systems are currently on trial in two key metropolitan markets. The Company has an ongoing investment program in the upgrading of financial systems, and their degree of integration with front-end dispatch systems. Overall, the Company believes that investment in such technologies will increase service standards and ultimately raise barriers to entry in the same-day delivery industry.

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

Intellectual Property

      The Company continually develops and refines the DMS Model and enhances the existing proprietary technology. The Company primarily relies on a combination of copyright and trade secret laws, confidentiality procedures and contractual provisions to protect its intellectual property. The Company has registered several trade and service marks, including: DMS Corp.(TM), CitySprint(TM), 1800DELIVER(TM) and 1800COURIER(TM). The Company also owns various related internet domain names, and the proprietary front-end dispatch computer system known as "KIWI"(TM).

Employees and Independent Contractors

      The Company currently has a work force of 6,064 people, including 4,728 couriers, 1,252 employees involved in operations and 84 people in management positions. Of the couriers, 1,189 are employees and 3,539 are independent contractors. The Company is not a party to any collective bargaining agreements. The Company believes that its relationship with its employees and independent contractors are good.

Acquisitions

      Commencing with the Offering in February 1998 and continuing through December 31, 1998, the Company acquired the following urgent courier and same-day delivery businesses (collectively the "Acquisitions"):

    ACQUIRED BUSINESS                   ACQUISITION DATE               ACQUIRED BUSINESS                     ACQUISITION DATE
    -----------------                   ----------------               -----------------                     ----------------
    London, England                                                    Houston, TX
    West One *                          February 11, 1998              A&W Couriers *                        February 11, 1998
    Security Despatch *                 February 11, 1998              Houston Flash *                       February 11, 1998
    Delta Air & Road Transport          April 7, 1998                  American Messenger                    August 17, 1998
                                                                       Innovative Transportation Systems     December 3, 1998
    New York, NY
    Earlybird Courier Service *         February 11, 1998              Dallas, TX
    Bullit Courier *                    February 11, 1998              Striders Courier *                    February 11, 1998
    Zoom Courier *                      February 11, 1998              United Messenger *                    February 11, 1998
    Able Motorized                      May 1, 1998                    Courier Systems                       May 21, 1998
    Express Delivery                    May 8, 1998                    Deadline Delivery                     September 17, 1998
                                                                       Champion Courier                      May 13, 1998
    New Jersey                                                         ADR                                   May 7, 1998
    Atlantic Freight Systems *          February 11, 1998
    PT Express                          July 5, 1998                   Minneapolis, MN
    Flash Delivery Systems              November 12, 1998              American Eagle Endeavors (MN) *       February 11, 1998

    Perth, Australia                                                   Seattle, WA
    Courier Australia                   August 25, 1998                Fleetfoot Max *                       February 11, 1998
                                                                       Jet City *                            February 11, 1998
    San Francisco, CA
    Aero Special Delivery Service *     February 11, 1998              Boston, MA
    Battery Point *                     February 11, 1998              1-800 Courier Boston *                February 11, 1998
    Studebaker *                        February 11, 1998              1-800 New Hampshire *                 February 11, 1998
    Zap Courier *                       February 11, 1998              Time Courier *                        February 11, 1998
    S-Car-Go *                          February 11, 1998
    Bay Metro Express                   May 22, 1998                   Detroit, MI
                                                                       Express Messenger *                   February 11, 1998
    Atlanta, GA                                                        G&G Courier                           November 5, 1998
    MLQ Express *                       February 11, 1998
    A Courier Atlanta *                 February 11, 1998              Phoenix, AZ
                                                                       American Eagle Endeavors (AZ) *       February 11, 1998
    Denver, CO                                                         Metro Link                            May 8, 1998
    Kangaroo Express *                  February 11, 1998
    1-800 Denver *                      February 11, 1998              Portland, OR
    Zoom Delivery                       June 30, 1998                  1-800 Portland *                      February 11, 1998
                                                                       Andy's Delivery                       May 22, 1998
    Los Angeles, CA
    National Messenger *                February 11, 1998              Auckland/Wellington, New Zealand
    1-800 Courier LAX *                 February 11, 1998              KiwiCorp *                            February 11, 1998
    Speedy Messenger                    May 15, 1998                   A.R.T. Courier                        August 7, 1998
    South Coast Metro                   May 21, 1998
    Direct Messenger                    June 30, 1998                  Chicago, IL
    Caliber Delivery                    September 4, 1998              Deadline Courier *                    February 11, 1998
    Courier Dispatch                    December 1, 1998
    Lightning Dispatch                  December 18, 1998              Nashville, TN
                                                                       A Courier Tennessee *                 February 11, 1998
    Washington, DC
    Washington Express *                February 11, 1998              Philadelphia, PA
    AFS Courier *                       February 11, 1998              Time Cycle Courier *                  February 11, 1998
    Rocket Courier *                    February 11, 1998
    Advance Courier                     May 21, 1998                   Charlotte, NC
    Advantage Courier                   May 21, 1998                   A Courier Charlotte *                 February 11, 1998

      * Reflects Founding Company acquisition

      The aggregate consideration paid by the Company for the above acquisitions included: cash paid of approximately $119.5 million, 4,775,412 shares of common stock, and $15.8 million in notes payable. See Liquidity and Capital Resources discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consideration paid by the Company for the Acquisitions was determined through arms-length negotiations among the Company and the representatives of the owners of these acquired companies. The factors considered by the parties in determining the purchase price included, among other things, historical operating results, future prospects of the acquired companies, and the ability to integrate the acquired business into an existing DMS operations center.

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

      Bruce Morgan has served as the Managing Director of the United Kingdom business since June 1999. From April 1987 to June 1999, Mr. Morgan was the Managing Director and Founder of Courier Australia Pty Ltd., a $15.0 million same-day transportation business acquired by the Company in August 1998. Mr. Morgan has extensive prior experience in senior management roles with Emery Worldwide and TNT, both multi-national express transportation companies.

Item 2. Properties

      The Company operates from 91 leased facilities, which total approximately 282,000 square feet. These facilities are principally used for operations, general and administrative functions and training. In addition, several facilities also contain storage and warehouse space for Company equipment as well as for the strategic stockpiling of service repair items for certain customers. The Company generally intends to continue to consolidate the back-office operations and road operations into single DMS centers located within each market. This is likely to result in the reduction of a number of facilities operated by the Company.

      The table below summarizes the location of the Company's existing facilities.

                                       Number of
              Location                Facilities
              --------                ----------

              United Kingdom........          37
              New York Metropolitan
              Area..................           9
              San Francisco, CA.....           2
              Atlanta, GA...........           2
              Dallas, TX............           1
              Denver, CO............           2
              Los Angeles, CA.......           4
              Seattle, WA...........           2
              Detroit, MI...........           1
              Washington, D.C.......           2
              Boston, MA............           1
              Charlotte, NC.........           2
              Chicago, IL...........           1
              Hollis, NH............           1
              Houston, TX...........           1
              Minneapolis, MN.......           1
              Nashville, TN.........           1
              Phoenix, AZ...........           1
              Portland, OR..........           2
              Philadelphia, PA......           1
              San Antonio, TX.......           1
              Austin, TX............           1
              West Orange, NJ.......           2
              Clifton, NJ...........           1
              Elizabeth, NJ.........           2
              Australia.............           8
              New Zealand...........           2
                                           -----

              Total.................          91
                                           =====

      The Company's corporate headquarters are located in Lake Success, New York. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required. The Company's facilities rental expense for the year ended December 31, 1999 was $3.7 million.

Item 3. Legal Proceedings

      Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to problems with certain telecommunications and computer equipment. In July 1998, the Company was served with a claim for unpaid fees due under the full term of each respective service agreement. On September 1, 1999, the Company settled all outstanding claims with the equipment vendor for $1.0 million plus interest payable over 12 months, resulting in a gain of $0.4 million versus previously established reserves.

      The Company is also involved in several acquisition-related disputes concerning the interpretation of certain acquisition contracts, including non-compete agreements, and the transferability of unregistered stock issued in connection with the acquisitions. The Company has accrued $5.6 million and $3.4 million as an estimate of the liability with respect to these cases at December 31, 1999 and 1998, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price Information

      The Company's Common Stock began trading on The NASDAQ National Market under the symbol "DMSC" on February 6, 1998. On September 2, 1999, the Company's Common Stock began trading on The American Stock Exchange under the symbol "RPD". The following table details the high and low sales prices for the Common Stock as reported by The NASDAQ National Market and the American Stock Exchange for the periods indicated:

                                                           High        Low
                                                           ----        ---

                       1998
                       First Quarter.............        $ 17.500  $ 13.500
                       Second Quarter............          28.000    15.875
                       Third Quarter.............          26.750    12.688
                       Fourth Quarter............          14.875     3.000

                       1999
                       First Quarter.............        $  4.438  $  1.500
                       Second Quarter............           4.500     2.500
                       Third Quarter.............           3.594     1.938
                       Fourth Quarter............           4.313     2.000

                       2000
                       First Quarter
                       (through March 6, 2000)...           2.938     1.625

      On March 6, 2000 (i) the last sale price of the Common Stock as reported on The American Stock Exchange was $2.0625 per share and (ii) there were 259 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

      On December 16, 1999, the Company issued 750,000 shares of its Common Stock to a corporation controlled by Bruce Morgan in exchange for the cancellation of $2,250,000 owed by the Company to the corporation in connection with the Company's acquisition of Courier Australia Pty Ltd. The sale of the shares was not registered under the Securities Act of 1933, as amended (the "Act"). The Company relied upon the exemption from registration under the

Act set forth in Section 4(2) thereof. Mr. Morgan manages the Company's operations in the United Kingdom and therefore has access to information regarding the Company and has agreed to restrictions on the resale of the shares.

Item 6. Selected Financial Data

      Set forth below is selected historical financial data with respect to the years ended December 31, 1999 and 1998, all of which are derived from, and qualified by reference, to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto.

                                                                                Year Ended                Year Ended
                                                                             December 31, 1999         December 31, 1998
                                                                             -----------------         -----------------
                                                                              (Dollars in thousands, except share data)
         Statement of Operations Data:
         Net revenue..................................................        $     219,863             $     188,640
         Cost of revenue..............................................              134,360                   119,927
                                                                              -------------             -------------
         Gross profit.................................................               85,503                    68,713
         Operating expenses:
           Selling, general and administrative expenses...............               66,992                    68,096
           Depreciation and amortization..............................               21,469                     5,783
           Liquidation of Brookside Systems Limited...................                    -                     4,070
           Other charges..............................................                1,663                     4,893
                                                                              -------------             -------------
         Income (loss) from operations................................               (4,621)                  (14,129)
         Interest and other expense, net..............................                8,895                     3,546
                                                                              -------------             -------------
         Loss before income tax provision (benefit)...................              (13,516)                  (17,675)
         Provision (benefit) for income taxes.........................                  688                     1,953
                                                                              -------------             -------------
         Net loss before extraordinary item...........................        $     (14,204)            $     (19,628)
                                                                              =============             =============

         Net loss per share before extraordinary item.................        $       (1.18)            $       (1.88)
                                                                              =============             =============

         Weighted average shares used in computing
            net loss per share........................................           12,052,023                10,478,010

                                                                                December 31,              December 31,
                                                                                    1999                      1998
                                                                                    ----                      ----
                                                                                            (In thousands)
         Balance Sheet Data:
         Working capital (deficit).................                          $          (51)           $        5,707
         Total assets..............................                                 196,605                   219,701
         Long term debt, net of current maturities.                                  71,750                    70,600
         Stockholders' equity......................                                  84,764                    99,373

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth below.

Introduction

      The Company was formed in 1997 to create one of the largest providers of urgent, on-demand, point-to-point ("Point-to-Point") delivery services in the world. The Company focuses on Point-to-Point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as in the United Kingdom, Australia, and New Zealand. The Company believes that it has the largest market share of Point-to-Point delivery service companies operating in each of London, New York, San Francisco, Atlanta, Washington, D.C. and Seattle. Although several large, national, publicly traded companies are consolidating other segments of the delivery industry, the Company believes that it is the only courier firm focused exclusively on the highly fragmented

Point-to-Point delivery industry. The Company's consolidated net revenues for the year ended December 31, 1999 was $219.9 million.

Basis For Presentation

      Prior to the Initial Public Offering (the "Offering") on February 6, 1998, the Company conducted no operations other than in connection with the Offering and generated no significant revenues. Simultaneous with the Offering, the Company acquired, in separate combination transactions, 38 urgent, on-demand, Point-to-Point courier firms and one software company. The software company was subsequently liquidated in 1998. Following the Offering, the Company acquired an additional 28 companies in 1998. Each of these acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's results of operations reflect the results of acquired operations from the date of acquisition. As a result of these various acquisitions, the historical results of the Company for the periods presented are not necessarily comparable.

      Net Revenue. The Company primarily earns revenues from fees charged for Point-to-Point delivery services with the remainder of revenues being derived from facilities management and other scheduled and routed same-day delivery services. Revenues consist primarily of charges to customers for individual delivery services and weekly or monthly charges for other ongoing services. Revenues are recognized when packages are delivered. The revenue per transaction for a particular delivery service is dependent upon a number of factors, including the time sensitivity of a particular delivery, special handling requirements and local market conditions. A significant portion of the Company's revenue is generated outside of the United States. For the year ended December 31, 1999, approximately 43.0% of total revenues were generated in the United Kingdom, and Australasia.

      Cost of Revenue. Cost of revenue consists of costs relating directly to performance of services, including courier compensation, vehicle lease expenses, radio and paging costs, and the cost of administering and managing the Company's courier fleet. A significant majority of the Company's drivers own their own vehicles. The Company believes that the Point-to-Point delivery business generally offers higher gross margins than scheduled or routed deliveries, which result from the premium pricing associated with time-sensitive deliveries. The Company's couriers have historically been compensated based on a fixed percentage of the revenue for a delivery. However, the Company is in the process of realigning courier compensation to an effort-based standard. Management believes that this structure maximizes courier fleet productivity and allows it to better manage its pricing policies and gross margin. In either case, the Company's courier costs are essentially variable in nature. To the extent that the couriers are employees of the Company, associated employee benefit costs such as payroll taxes and insurance are also included in cost of sales.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of three major components; (i) sales and marketing, which includes expenses related to new business development, account management and local brand marketing initiatives, including Brand Manager and center manager compensation, sales commissions and advertising and other promotional expenses (the Company anticipates the need for additional investment in sales and marketing initiatives and the implementation and execution of national brand strategies), (ii) general and administrative expenses, which include salaries and benefits of management and administrative staff, professional fees, training costs and expenses related to comprehensive insurance programs, and (iii) other operating expenses, which relate primarily to the cost of operating the DMS Centers which include costs associated with call capture, dispatch management, customer service, billing, collections and local supervisory personnel.

      Depreciation and Amortization. Depreciation expense primarily relates to the depreciation of office, communication and computer equipment, and transportation equipment. Amortization expense primarily relates to the amortization of goodwill. The excess of the fair value of the consideration paid for the acquisitions over the fair value of the net assets acquired was $164.9 million at December 31, 1999, and is recorded as goodwill. Goodwill is amortized as a non-cash charge over a period ranging from 5 to 40 years. As a result of the Company's evaluation of the carrying value of goodwill, management determined that the goodwill associated with certain U.S. operating centers was permanently impaired at December 31, 1999 and recorded a write-down of $13.2 million. Goodwill amortization and write-off was $18.5 million and $2.9 million in 1999 and 1998, respectively.

Consolidated Results of Operations

   The following table sets forth certain items from the Company's consolidated statement of operations, expressed as a percentage of revenues.

                                                              Year Ended             Year Ended
                                                          December 31, 1999       December 31, 1998
                                                                  (Dollars in thousands)
                                                                  ----------------------
      Net revenue ..................................   $ 219,863       100.0%  $ 188,640      100.0%
      Cost of revenue ..............................     134,360        61.1%    119,927       63.6%
                                                       ---------               ---------
      Gross profit .................................      85,503        38.9%     68,713       36.4%
      Operating expenses:
        Selling, general and administrative expenses      66,992        30.5%     68,096       36.1%
        Depreciation and amortization ..............      21,469         9.7%      5,783        3.1%
        Liquidation of Brookside Systems Limited ...          --         0.0%      4,070        2.2%
        Other charges ..............................       1,663         0.8%      4,893        2.6%
                                                       ---------               ---------
      Operating income (loss) ......................      (4,621)       (2.1)%   (14,129)      (7.6%)
      Interest and other expenses ..................       8,895         4.0%      3,546        1.9%
                                                       ---------               ---------
      Loss before income taxes .....................     (13,516)       (6.1)%   (17,675)      (9.5%)
      Provision for income taxes ...................         688         0.3%      1,953        1.0%
                                                       ---------               ---------
           Net loss before extraordinary item ......   $ (14,204)       (6.4)% $ (19,628)     (10.5%)
                                                       =========               =========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Net Revenue

      Net revenue for the year ended December 31, 1999 increased $31.2 million, or 16.6%, to $219.9 million from $188.6 million for the year ended December 31, 1998. This increase was primarily due to the inclusion of a full year of 1999 revenue generated by 28 urgent, on-demand, Point-to-Point courier firms that the Company acquired at various dates following the Offering in February 1998. Excluding the effect of the 28 acquired firms, net revenues from comparable operating centers decreased $12.0 million, or 7.7%, primarily as a result of accounts that were lost due to price increases or changes to other significant terms of trade. Approximately $5.0 million of the comparable operating center decrease was related to accounts transferred or lost as part of negotiated settlements with former owners of acquired businesses. The Company's revenues were predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia (dollars in thousands):

                                 Year ended                    Year ended
                              December 31, 1999            December 31, 1998

     United States       $    125,279        57.0 %     $ 110,617        58.6 %
     United Kingdom            77,486        35.2          71,430        37.9
     Australasia               17,098         7.8           6,593         3.5
                              -------       -----         -------      ------
      Total              $    219,863       100.0 %     $ 188,640       100.0 %
                              -------       -----         -------       -----

Cost of Revenue

      Cost of revenue for the year ended December 31, 1999 increased $14.4 million, or 12.0%, to $134.4 million from $119.9 million for the year ended December 31, 1998. This increase was primarily due to the cost of revenue generated by the 28 urgent, on-demand, Point-to-Point courier firms that the Company acquired at various dates after February 1998, offset partially by the effect of revenue lost as a result of the restructuring of certain non-core businesses. Expressed as a percentage of net revenue, cost of revenue for the year ended December 31, 1999 decreased to 61.1%, from 63.6% for the year ended December 31, 1998, primarily as a result of the improved mix towards delivering higher-yielding, more time-sensitive packages. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the year ended December 31, 1999, cost of revenue percentages for the United States, United Kingdom and Australasia were 59.5%, 63.7%, and 61.3%, respectively, as compared to 62.2%, 65.9%, and 62.6%, respectively, for the comparable 1998 year.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended December 31, 1999 decreased $1.1 million, or 1.6%, to $67.0 million from $68.1 million for the year ended December 31, 1998. The decrease was primarily due to the positive effect of continued post-acquisition integration activity and a major cost-cutting program initiated in 1999, and to a lesser extent, the inclusion of $4.9 million of bad debt and notes receivable allowances in 1998. Offsetting this decrease is the additional selling, general and administrative expense associated with the 28 urgent, on-demand, Point-to-Point courier firms that the Company acquired at various dates after February 1998. Expressed as a percentage of net revenue, selling, general and administrative costs for the year ended December 31, 1999 decreased to 30.5%, from 36.1% for the year ended December 31, 1998. Selling, general and administrative expense percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the year ended December 31, 1999, selling, general and administrative percentages for the United States, United Kingdom, and Australasia were 32.4%, 27.4%, and 30.2%, respectively, as compared to 43.4%, 26.1%, and 23.3%, respectively, for the comparable 1998 period.

Depreciation and Amortization

      Depreciation and amortization expense increased $15.6 million, or 269.7% to $21.4 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998. This increase was primarily due to the amortization and write-off of goodwill in 1999, which included an impairment write-down of $13.2 million.

Other Charges

      Other charges for the year ended December 31, 1999 include $1.2 million for costs associated with the finalization of certain claims and legal actions against the Company, as well as $0.5 million related to costs associated with a potential merger transaction that has since been terminated. Other charges in 1998 included the write-off of $1.5 million of professional fees associated with planned acquisitions that failed to close.

Interest Expense and Deferred Financing Costs

      Interest expense for the year ended December 31, 1999 was $8.9 million. This represents an increase of $5.4 million over the same period in 1998. The increase was primarily due to higher average principal balances outstanding. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 7.8% to 10.2% during the year ended December 31, 1999, compared with 6.9% to 7.6% for the year ended December 31, 1998. As a result of the Company entering into a credit agreement in April 1999, the Company wrote-off $0.9 million of the fees associated with the previous credit facility. The Company amortized an additional $0.7 million of deferred financing fees during the year ended December 31, 1999. Interest expense incurred on the senior bank debt during the year ended December 31, 1999 amounted to $6.9 million.

Provision for Income Taxes

      The Company's effective tax rate can vary depending on the financial performance of the different geographic regions. The high effective tax rate for the year ended December 31, 1999 is related to the profitability of the United Kingdom subsidiary, which is not currently benefiting from significant carryforward tax losses generated in the United States. In September 1999, the Company finalized its 1998 income tax returns, which resulted in the reversal of $0.2 million of previously recorded income tax reserves.

YEAR ENDED DECEMBER 31, 1998

      Prior to the Initial Public Offering (the "Offering") on February 6, 1998, the Company conducted no operations other than in connection with the Offering and generated no significant revenues. Therefore, comparisons to 1997 actual results are not considered meaningful and no discussion of the results of operations for the year ended December 31, 1997 has been included.

1998 Overview

      The Company's operating results for 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter. The Company believes that these charges were non-recurring or related to costs associated with the first year of operation. The individually significant charges included the liquidation of a software development company for $4.1 million (see Note 13 of the Company's consolidated financial statements), severance and other charges including, costs of acquisitions not completed and employee termination costs aggregating $4.9 million (see Note 14), the recording of allowances for the uncollectability of accounts and notes receivable of $4.9 million (see Note 12), costs related to the early extinguishment of debt of $1.1 million, as well as additional first year organizational costs.

      Gross margins deteriorated during the year as courier fleets were combined and additional couriers were maintained to protect service levels during the conversion to the Company's road management practices and "Free-Call" allocation methodology. The Company also experienced difficulties converting the front-end technology of the acquired companies to the proprietary "KIWI(TM)" software operating system, including delays in billing and other issues associated with the scale of conversion activity.

      In addition, the performance of the Company in 1998 was negatively impacted by; i) a significant level of integration activity following the acquisition of 67 companies throughout the United States, the United Kingdom, Australia and New Zealand, ii) significant first year organization and infrastructure development costs, primarily professional and consulting fees, associated with the strategy of integrating the metropolitan operating centers into a national and international network, iii) an aggressive technology investment program that was abandoned in the fourth quarter of 1998 in order to focus on more fundamental technology needs, and iv) the termination of certain contracts assumed or entered into at the time of the Offering.

      The Company also experienced significant changes in its senior management team, with the termination of the Chief Operating Officer, Director of Business Development, and the Director of Road Management in September 1998, and the resignation of the Chairman and Chief Executive Officer in November 1998, and January 1999, respectively.

Net Revenue

      Net revenue for the year ended December 31, 1998 was $188.6 million. This revenue was predominantly earned from Point-to-Point delivery services throughout the United States, the United Kingdom, Australia and New Zealand. For the year-ended December 31, 1998, net revenues generated in the United States, the United Kingdom, Australia, and New Zealand were $110.6 million, $71.4 million, $4.8 million, and $1.8 million, respectively. Following certain acquisitions, the Company re-priced or abandoned certain revenues which failed to meet certain margin criteria, or were not pure Point-to-Point delivery businesses.

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended December 31, 1998 were $68.1 million, or 36.1% of the Company's net revenues. Selling, general and administrative percentages in the United States, the United Kingdom, Australia and New Zealand vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the year ended December 31, 1998, selling, general and administrative percentages for the United States, United Kingdom, Australia and New Zealand were 43.4%, 26.1%, 25.1%, and 18.6%, respectively. Selling, general and administrative percentages were negatively impacted during 1998 by higher local operating costs introduced during conversions to the Company's operating model. The Company converted over 90% of North American revenues to the proprietary operating model during 1998.

      The United States selling, general and administrative percentage also includes certain non-recurring corporate charges, including establishment of increased valuation reserves against receivables. During the fourth quarter, the Company determined that an increased allowance against trade and notes receivable of $4.9 million was necessary. The assessment of the realizable value of trade and notes receivable was based on, among other things, actual receipts since December 31, 1998, the value of any collateral held, and an assessment of the underlying business prospects of the debtor and guarantor parties.

      Selling, general and administrative expenses also reflect the cost of an aggressive technology investment program that was abandoned in the fourth quarter in order to focus on more fundamental technology needs, and expenditures associated with the organization and formation of a public company.

Depreciation and Amortization

      Depreciation and amortization expense for the year ended December 31, 1998 was $5.8 million, or 3.1% of revenues. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles. Depreciation and amortization expense for the year ended December 31, 1998 were $2.6 million and $3.2 million, respectively.

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

Other Charges

      The Company recorded charges of $4.9 million related to the termination of former executives, transaction costs associated with acquisitions not completed, and provision for the cost of settling certain acquisition-related obligations. Severance and other charges included $1.2 million for severance, $1.0 million of transaction costs associated with acquisitions not completed, and $2.7 million of contract termination and other charges.

Interest Expense

      Interest expense for the year ended December 31, 1998 was $3.5 million. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges and the amortization of deferred finance charges relating to the Company's senior credit facility. Substantially all of the Company's debt at December 31, 1998 was consolidated in the syndicated senior credit facility. Interest rates on the senior credit facility ranged from 6.9% to 7.6% during the year ended December 31, 1998.

Liquidity and Capital Resources

      The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

      At December 31, 1999, the Company had $2.7 million in cash and cash equivalents, $2.5 million of bank overdrafts, $73.8 million of senior bank debt, and $8.7 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the year ended December 31, 1999 was $14.5 million. Accounts receivable days sales outstanding improved by approximately twelve days during 1999. Net cash used in investing and financing activities were $14.1 million and $0.5 million, respectively, for the year ended December 31, 1999.

      On February 11, 1998, the Company acquired all of the outstanding common stock and/or net assets of the Founding Companies simultaneously with the closing of the Offering. The aggregate consideration for these acquisitions included approximately $71.2 million in cash, the issuance of 3,378,590 shares of common stock, and $4.6 million of notes payable. The cash portion of these acquisitions was funded through the proceeds of the Offering.

      During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, and Australasia. The aggregate consideration for these acquisitions included $48.3 million in cash, the issuance of 1,396,822 shares of common stock, and $11.2 million of notes payable. Subsequent to December 31, 1998, the Company converted $2.4 million of the stock consideration payable to cash consideration. The cash portion of the consideration for the acquisitions consummated after the Offering was provided by borrowings under the Company's credit facility.

      In connection with certain acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations meet certain performance goals related to their earnings before interest, taxes, depreciation and amortization, as adjusted for certain other financial related items. The Company finalized all additional consideration arrangements at December 31, 1999, and such amounts are included in the total consideration amounts noted above.

      Capital expenditures totaled $3.7 million in the year ended December 31, 1999, primarily for office and technology-related expenditures. Application of the various DMS operating practices requires investment in existing operating centers. Management presently anticipates that such additional capital expenditures will total $7.0 million over the next two years, including $3.5 million of computer equipment, $2.5 million of communications equipment, and $1.0 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

      In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60.0 million senior credit facility. In August 1998, NationsBank led a syndication for a $105.0 million committed line of credit with a group of senior lenders.

      During the first quarter of 1999, the Company notified the lenders of an event of default in relation to certain financial covenants. Following this notification, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78.4 million, which included a sub-limit of $3.8 million for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to a commitment letter providing for the amendment of the Credit Agreement received from the lenders on March 7, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500,000 for January 2000, $150,000 per month for April 2000 through November 2000, and $300,000 per month from December 2000 through May 2001.

      Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at December 31, 1999 was LIBOR + 3.75% (30-Day LIBOR at December 31, 1999 was 5.82%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

      Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses), (ii) a maximum total debt to EBITDA ratio, (iii) maintenance of a collateral coverage ratio whereby accounts receivable outstanding for less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below 35%, and (iv) a minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

      Pursuant to the establishment of the Credit Agreement, the Company wrote off $0.9 million of deferred financing fees in 1999 related to the 1998 credit facility.

      The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the acquisition-related notes payable repayment schedule for the next twelve months. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial covenants described in the Credit Agreement as amended by the commitment letter received from the lenders on March 7, 2000. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next twelve to eighteen months.

Impact of Recently Issued Accounting Pronouncements

      The impact of recently issued accounting standards is discussed in Note 2 of the Notes to the financial statements.

Year 2000

      The Year 2000 issue, which is common to most corporations, concerns the inability of certain information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000 and beyond. The Company developed plans to address the possible exposures of its existing systems to the Year 2000 issue. Key financial, management information and operational systems, including equipment with embedded microprocessors, were inventoried and assessed, and necessary systems modifications or replacements were made. All necessary changes to critical systems were completed during 1999. The Company experienced no problems in connection with the introduction of calendar year 2000 transactions to its operating, financial and other systems, nor has it experienced difficulties from the effect, if any, of the Year 2000 issue on its customers and suppliers. External expenditure to address Year 2000 compliance amounted to $0.3 million. The Company will continue to monitor its operations.

Factors Affecting the Company's Prospects

      In addition to other information in this report, the following factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

      Risks Relating to Conversion to the CitySprint(TM) 1800DELIVER(TM) Brand. The Company has begun converting its operating centers towards an international identity, referred to as CitySprint(TM) 1800DELIVER(TM). The conversion process includes, among other things, i) eliminating the existing local brands, ii) converting to the 1800DELIVER(TM) telephone number, iii) providing courier and back-office personnel with new uniforms and equipment, iv) executing a local trade marketing and communications program immediately prior to the conversion and during a transition period, and v) replacing existing livery on vehicles and revenue producing equipment with new consistent CitySprint(TM) 1800DELIVER(TM) imagery. The conversion to the new brand identity may confuse and, therefore, adversely affect the Company's existing relationships. In addition, successful conversion to the CitySprint(TM) brand will require the efforts and support of all of the Company's employees and Brand Managers. There can be no assurance that the conversion to the new brand identity will not have a negative effect on the Company's revenues or operating profitability. The inability of the Company to successfully implement each of the key elements relating to the conversion would have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Issues Relating to the Brand Manager Structure. The Company has had and may continue to have difficulty enforcing the terms and conditions of its agreements with Brand Managers who manage some of the Company's operating centers. Brand Managers manage the business of the companies they owned prior to each of such company's purchase by the Company under compensation and incentive agreements, known as "Brand Manager Agreements". Each Brand Manager is responsible for maximizing the revenues and profit margins of the business of his or her previously owned company. The Brand Manager Agreement provides that the Company can terminate the agreement under certain limited conditions based on performance. During the first quarter of 1999, the Company recognized that the existing Brand Manager Agreements were inappropriate within the context of a large number of disparate local operating centers undergoing a significant consolidation and integration program. The Company attempted to renegotiate the Brand Manager Agreements to clarify local accountabilities and provide for a new compensation and incentive structure based on the pre-tax performance of an entire operating center. In light of initial resistance to the conversion plan, the Company negotiated settlements with certain former Brand Managers. Thereafter the Company decided to manage the remaining Brand Manager business within the confines of the original Brand Manager Agreements and discontinued the initiative. While a majority of the Brand Managers now manage consolidated centers and not just the business of their previously owned companies, the original Brand Manager Agreements remain in place. There can be no assurance that the Company will be able to properly manage the Brand Manager operating centers or terminate in a timely manner any Brand Manager who is not performing as required, or negotiate appropriate levels of compensation for Brand Managers. The Company's failure to resolve these issues could have a material adverse impact on the Company's business, financial condition, cash flow or results of operations.

      Risks of Tax Authorities Classifying Independent Contractors as Employees. A significant number of the couriers utilized by the Company are independent contractors. From time to time, federal and state taxing authorities have sought to assert that couriers in the Point-to-Point delivery industry are employees, rather than independent contractors. The Company does not pay or withhold any federal or state employment tax with respect to or on behalf of independent contractors. The Company believes that the independent contractors utilized by the Company are not employees of the Company under existing interpretations of federal and state laws. However, there can be no assurance that federal and state authorities will not challenge this position, or that other laws or regulations, including tax laws, or interpretations thereof, will not change. If the IRS successfully asserts that such persons or others classified by the Company as independent contractors are in fact employees of the Company, the Company would be required to pay withholding taxes and administer added employee benefits. In addition, the Company could become responsible for certain past and future employment taxes. If the Company is required to pay back-up withholding taxes with respect to amounts previously paid to such persons, it may be required to pay penalties or be subject to other liability as a result of incorrectly classifying such couriers. If the couriers are deemed to be employees, rather than independent contractors, then the Company may be required to increase their gross compensation since they will be subject to state or federal tax withholdings. Any of the foregoing circumstances could increase the Company's operating costs and could have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Dependence on Technology. The Company's business is dependent upon a number of different information and telecommunication technologies to manage a high volume of inbound and outbound calls and process transactions accurately and on a timely basis. The Company is also required to develop and implement new technologies to take advantage of emerging business opportunities such as e-commerce. Any impairment of the Company's ability to process transactions on an accurate and timely basis, or successfully implement new technologies could result in the loss of customers and diminish the reputation of the Company.

      There can be no assurance that the Company will be able to continue to design, develop and refine its computer systems and software on a cost efficient basis, whether due to the loss of employees or otherwise. Any of the foregoing would have a material adverse effect on the Company's business, financial condition, cash flow or results of operations. In addition, the Company utilizes computer hardware and operating systems designed and manufactured by Apple Computer, Inc. ("Apple"). Any material changes in computer and operating platform technology designed and manufactured by Apple which is incompatible with the Company's current computer systems, or the discontinuance of Apple computer hardware or support services, would have a material adverse effect on the Company's business, financial condition, cash flow or results of operations. If the Company decides to change its hardware and operating systems to a different operating platform technology, there can be no assurance that the Company will be able to successfully make such a change or that such new hardware and operating systems will be as effective as the existing hardware and operating system.

      Reliance on Key Personnel. The Company's success is largely dependent on the efforts and relationships of the executive officers, senior managers of the acquired companies, Brand Managers and center managers. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future, particularly the selling shareholders and sales representatives who have on-going relationships with customers. The loss of the services of any of these individuals could have a material adverse effect on the Company's business, financial condition, cash flow or results of operations. There can be no assurance that such individuals will continue in their present capacities for any particular period of time. The Company does not intend to obtain key man life insurance covering any of its executive officers or other members of senior management. In addition, the Company's future success and plans for growth also depend on the Company's ability to attract, train and retain skilled personnel in all areas of its business.

      Dependence on Availability of Qualified Courier Personnel. The Company is dependent upon its ability to attract and retain, as employees or through independent contractor or other arrangements, qualified courier personnel who possess the skills and experience necessary to meet the needs of its operations. The Company competes in markets in which unemployment is relatively low and the competition for couriers and other employees is intense. The Company must continually evaluate and upgrade its pool of available couriers to keep pace with demands for delivery services. There can be no assurance that qualified courier personnel will continue to be available in sufficient numbers and on terms acceptable to the Company. The inability to attract and retain qualified courier personnel would have a material adverse impact on the Company's business, financial condition, cash flow or results of operations.

      Need for Additional Financing. If the Company has insufficient cash resources to fund capital expenditure programs, develop sales and marketing initiatives, or pursue acquisitions, its growth would be limited unless it is able to obtain additional capital through debt or equity financing. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that, if available, such financing could be obtained on terms the Company deems acceptable. The inability to obtain such financing could have a resulting material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Competition. The market for Point-to-Point delivery services is highly competitive and has low barriers to entry. Many of the Company's competitors operate in only one location and may have more experience and brand recognition than the Company in such local market. In addition, several large, national, publicly traded companies are in the process of consolidating the Point-to-Point delivery industry through the acquisition of independent Point-to-Point courier companies. Other companies in the industry compete with the Company not only for the provision of services but also for acquisition candidates. Some of these companies have longer operating histories and greater financial resources than the Company. In addition, other firms involved in segments other than Point-to-Point delivery services may expand into this market in order to provide their customers with "one-stop" shopping of delivery and logistics services. Many of such companies have greater financial resources and brand name recognition than the Company. The Company's implementation of the CitySprint(TM) brand may adversely affect its competitive position until the new brand becomes established. There can be no assurance that any of the foregoing would not have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Interest Expense. The Company had significant variable interest rate debt outstanding at December 31, 1999 and will continue to have a significant amount of variable interest rate debt. The Company has not currently entered into any hedging transactions with respect to its interest rate exposure, although it may do so in the future. There can be no assurance that fluctuations in interest rates will not have a material adverse impact on the Company's business, financial condition or results of operations.

      Foreign Exchange. Approximately 43.0% of the Company's consolidated revenue for the year ended December 31, 1999 was derived from operations conducted in the United Kingdom, Australia and New Zealand. Exchange rate fluctuations between the U.S. dollar and the British pound, Australian dollar, and New Zealand dollar, result in fluctuations in the amounts relating to the foreign currencies reported in the Company's consolidated financial statements due to repatriation of earnings from the foreign subsidiary to the United States or translation of the earnings of the foreign subsidiary operations into U.S. dollars for financial reporting purposes. The Company has not entered into any hedging transactions with respect to its foreign currency exposure, but it may do so in the future. There can be no assurance that fluctuations in foreign currency exchange rates will not have a material adverse impact on the Company's business, financial condition, cash flow or results of operations.

      Risks of IRS Challenge of Reimbursement Policies. Several of the acquired companies in the past have reimbursed certain automobile expenses of their drivers who are employees and own their vehicles. Aero Delivery and two other Founding Companies, which collectively represent approximately 5.3% of the Company's 1999 consolidated revenues, previously had a reimbursement policy that was not based on actual mileage. In connection with an audit of Aero Delivery, the IRS challenged this type policy and the treatment of such payments as reimbursed expenses, and asserted that the reimbursements constitute additional compensation to the couriers on which the Company should withhold certain taxes. There can be no assurance that the IRS will not be able to successfully challenge this type of policy if any other acquired company has practiced this particular policy in the past. In addition, there can be no assurance that any IRS challenge would not have a material adverse impact on the Company's business, financial condition, cash flow or results of operations for which the Company will not be adequately covered by indemnification from the Founding Companies.

      Risks Relating to Conversion to the DMS Model. The process of converting an existing Point-to-Point courier operation to the DMS Model involves the implementation of the Free Call Dispatch system as well as the integration of new software systems, pricing structures, billing methods, personnel utilization practices and data standardization. Changes in the pricing structures and billing methods could result in the loss of customers. The process of conversion in a particular market may involve unforeseen difficulties, including delays in the consolidation of facilities, complications and expenses in implementing the new operating software system, or the loss of customers or key operating personnel, any of which can cause substantial delays to the conversion process in such particular market and may have a material adverse effect on the Company's business, financial condition, cash flow or results of operations. Additionally, the timing of any acquisitions of additional Point-to-Point courier firms and their respective conversions to the DMS Model may have a significant impact on the Company's business, financial condition, cash flow or results of operations, particularly in quarters immediately following such acquisitions.

      Factors Affecting Internal Growth. The Company expects to expand its existing business while continuing to integrate its prior acquisitions. There can be no assurance that the Company's management and financial reporting systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate additional management and employees. There can be no assurance that such additional management and employees will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified personnel, the Company's business, financial condition, cash flow or results of operations could be materially adversely effected.

      In addition, certain of the acquired companies have been unable to hire and retain as many couriers or operating and sales personnel as necessary to meet the increasing demands of these businesses. Factors affecting the ability of each of these acquired companies to experience continued internal growth includes, but are not limited to, the continued relationships with existing customers, the ability to expand the customer base, the ability to recruit and retain qualified couriers, operating and sales personnel, and the ability to cross-sell services between the acquired companies.

      Risk of Loss of Customers Due to Increased Prices. The implementation of the DMS Model is intended to enable the Company to offer a higher level of customer service than its competitors. The prices that the Company may charge for such services could be greater than the prices currently being charged to customers for services they are currently receiving. There can be no assurance that customers will not decline to purchase the services to be offered by the Company, thereby adversely affecting the Company's business, financial condition, cash flow or results of operations.

      Limitations on Access to Radio Channels. The Company relies to a significant extent on the use of two-way radio channels to communicate with its courier fleet. Such radio channels are made available, on a limited basis, by local government authorities and the Federal Communications Commission. Accordingly, providers of the transmission networks for the radio channels may have the ability to restrict, or substantially increase the costs with respect to, the Company's use or access to the radio channels. The Company may, at its own expense, be required to incur substantial costs to obtain, build or maintain its own transmission networks in the event that third-party owners of the current transmission networks restrict or otherwise obstruct the Company's access to radio channels. Any increases in the costs of radio transmission, obstruction of current radio channel service or need for the Company to build its own transmission networks could severely inhibit the Company's ability to deliver Point-to-Point delivery services and have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Claims Exposure. The Company is exposed to claims for personal injury, death and property damage as a result of automobile, bicycle and other accidents involving its employees and independent contractors. The Company may also be subject to claims resulting from the non-delivery or delayed delivery of packages, many of which claims could be significant because of the unique or time-sensitive nature of the deliveries. The Company carries liability insurance and independent contractors are required to maintain the minimum amounts of liability insurance required by state law. However, there can be no assurance that claims will not exceed the amount of coverage. In addition, the Company's visibility and financial strength as a public company may create additional claims exposure. If the Company were to experience a material increase in the frequency or severity of accidents, liability claims, workers' compensation claims or unfavorable resolution of claims, the Company's insurance costs could significantly increase and operating results and cash flow could be negatively affected. In addition, future claims against the Company or one of the acquired companies could negatively affect the Company's reputation and could have a correspondingly material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      In addition, a substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. There can be no assurance that unauthorized disclosure will not result in liability to the Company. It is possible that such liabilities could have a material adverse effect on the Company's business, financial conditions, cash flow or results of operations.

      Risks Associated with the Point-to-Point Delivery Industry; General Economic Conditions. The Company's revenues and earnings are especially sensitive to events that affect the delivery services industry, including extreme weather conditions, economic factors affecting the Company's significant customers, increases in fuel prices and shortages of or disputes with labor, any of which could result in the Company's inability to service its clients effectively or the inability of the Company to profitably manage its operations. In addition, demand for the Company's services may be negatively impacted by downturns in the level of general economic activity and employment in the United States, United Kingdom, Australia or New Zealand. The development and increased popularity of facsimile machines and electronic mail via the Internet has recently reduced the demand for certain types of Point-to-Point delivery services, including those offered by the Company. As a result, Point-to-Point courier firms are increasingly dependent upon delivery requests for items that are unable to be delivered via alternative methods. There can be no assurance that these and other industry-wide developments will not have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Effect of Potential Fluctuations in Quarterly Operating Results. The Company may experience significant quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors including, but not limited to, the demand for the Company's services, the timing and introduction of new services or service enhancements by the Company or its competitors, the market acceptance of new services, the timing of the integration of acquired companies and their conversion to the DMS Model, competitive conditions in the industry and general economic and weather conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful or indicative of the results that the Company may achieve in any subsequent quarter or full year. Such quarterly fluctuations may result in volatility in the market price of the common stock of the Company, and it is possible that in future quarters the Company's results of operations could be below the expectations of the public market. Such an event could have a material adverse effect on the market price of the common stock of the Company.

      Risks Relating to the Company's Future Acquisition Strategy. Although the Company's focus is on internal growth, one of the Company's additional growth strategies has been to increase its revenues and profitability and expand the markets it serves through the selective acquisition of additional Point-to-Point courier businesses. Under the Credit Agreement, the Company is severely restricted from making additional acquisitions. The Company does not therefore anticipate consummating new acquisitions in the next twelve to eighteen months. Several large, national publicly traded companies are consolidating the delivery industry through the acquisition of independent Point-to-Point courier companies. As a result, competition for acquisition candidates is intense and there can be no assurance that the Company will be able to compete effectively for acquisition candidates on terms deemed acceptable to the Company when it is able to again make acquisitions. If it can make acquisitions, there can be no assurance that the Company will be able to successfully convert newly-acquired businesses to the DMS Model and integrate such businesses into the Company without substantial costs, delays or other operational or financial problems. In addition, there can be no assurance that companies acquired in the future either will be beneficial to the successful implementation of the Company's overall strategy or will ultimately produce returns that justify the investment therein, or that the Company will be successful in achieving meaningful economies of scale through the acquisitions thereof. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results and the timing of those results, diversion of management's attention, dependence on retention, hiring and training of key personnel, risks associated with unanticipated problems or legal liabilities, and the realization of intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition, cash flow or results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. In addition, there can be no assurance that the Founding Companies or other Point-to-Point courier companies acquired in the future will achieve the anticipated levels of revenues and earnings. To the extent that the Company is unable to acquire additional Point-to-Point courier firms or integrate acquired businesses successfully, the Company's ability to expand its operations and increase its revenues would be reduced.

      Absence of Combined Operating History; Risks of Integration. The Company was founded in September 1997, and prior to the consummation of the Offering in February 1998 conducted no significant operations other than in connection with the Offering and the Acquisitions. In accordance with the DMS Model, acquisitions made by the Company were integrated into existing operating centers, although they can also operate as separate, independent businesses. There can be no assurance that the Company or any of the acquisitions will be profitable in the future.

      The process of integrating acquired businesses often involves unforeseen difficulties and may require a disproportionate amount of the Company's financial and other resources, including management time. The Company has experienced delays, complications and unanticipated expenses in implementing, integrating and operating such systems. The success of the Company will depend, in part, on the extent to which the Company is able to institute and centralize accounting and other administrative functions such as billing, collections and cash management, implement financial controls, eliminate the unnecessary duplication of other functions and otherwise integrate the Founding Companies, and such additional businesses the Company may acquire in the future, into a cohesive, efficient enterprise. There can be no assurance that the Company's senior management group will be able to successfully integrate, profitably manage or achieve anticipated cost savings from the combined operations of the Founding Companies or implement the Company's business, internal and acquisition growth strategies. The inability of the Company to successfully integrate any of the acquired companies would have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Reliance on Key Markets. A significant portion of the Company's revenues and profitability are attributable to services rendered in the metropolitan New York City/New Jersey and London markets. Revenues from the New York City/New Jersey and London markets accounted for approximately 24.9% and 35.2%, respectively, of consolidated revenues for the year ended December 31, 1999. Therefore, the Company's results of operations are significantly affected by fluctuations in the general economic and business cycles in these markets. The Company's reliance on these individual markets makes it susceptible to risks that it would not otherwise be exposed to if it operated in a more geographically diverse market. The Company believes that it will be susceptible to geographic concentration risks for the foreseeable future.

      Risk of Business Interruptions and Dependence on Single Facilities in a Market. The Company believes that its future results of operations will be dependent in large part on its ability to provide prompt and efficient service to its customers. Upon conversion of the Company to the DMS Model, the Company's operations typically will be performed at a single DMS operating center for each respective metropolitan market it services and, therefore, the operation of such DMS centers is dependent on continuous computer, electrical and telephone service. As a result, any disruption of the Company's day-to-day operations could have a material adverse effect on the Company's business, financial condition, cash flow or results of operations.

      Permits and Licensing. The Company's operations are subject to various state, local and federal regulations that, in many instances, require permits and licenses. Additionally, some of the Company's operations may involve the delivery of items subject to more stringent regulation, including hazardous materials, requiring the Company to obtain additional permits. The failure of the Company to maintain required permits and licenses, or to comply with applicable regulations, could result in substantial fines or revocation of the Company's permits and licenses which could have a material adverse effect on the Company's business, financial condition, cash flow or results of operations. Furthermore, delays in obtaining approvals for the transfer or grant of permits or licenses, or failure to obtain such approvals could delay or impede the Company's acquisition program.

      American Stock Exchange Listing. The Company's common stock is currently traded on The American Stock Exchange. The American Stock Exchange imposes certain requirements for continued listing, including the maintenance of a minimum bid price, number of market makers, market capitalization, and free float. There can be no assurance that the Company will continue to maintain the American Stock Exchange standards, or that the inability to maintain continued American Stock Exchange listing will not have a material adverse impact on the Company's business, financial condition, cash flow or results of operations or equity valuation.

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

      Dividend Policy. The Company anticipates that for the foreseeable future, its earnings will be retained for the operation and expansion of its business and that it will not pay cash dividends. In addition, the Company's Credit Agreement precludes the payment of cash dividends without the lenders' consent.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

      The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase annual interest expense by $0.8 million based upon the amount of the Company's variable rate debt outstanding at December 31, 1999.

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

      On July 29, 1999, Deloitte & Touche LLP was appointed as independent auditors for the Company, replacing PricewaterhouseCoopers LLP. The decision to change accountants was approved by the Company's Board of Directors. The Company had no disagreements with PricewaterhouseCoopers LLP in the year ended December 31, 1998. The Company filed a Form 8-K reporting the change in independent accountants.

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


Item 11. Executive Compensation

      The information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

      The financial statements and reports of independent accountants identified in the following index and incorporated by reference into this report from the indicated pages are filed as a part of this report.

      1. Financial Statements

      The following financial statements and reports of independent accountants are included herein:

        Independent Auditors' Report                                       F-1
        Report of Independent Accountants                                  F-2
        Consolidated Balance Sheets as of December 31, 1999 and
          December 31, 1998                                                F-3
        Consolidated Statements of Operations for the years ended
          December 31, 1999 and 1998, and the period from
          inception (November 12, 1996) through December 31, 1997          F-4
        Consolidated Statements of Comprehensive Loss for the
          years ended December 31, 1999 and 1998, and the period
          from inception (November 12, 1996) through December 31, 1997 F-5 Consolidated Statements of Stockholders' Equity for the
          period from inception (November 12, 1996) through
          December 31, 1999                                                F-5
        Consolidated Statements of Cash Flows for the years
           ended December 31, 1999 and 1998, and the period from
           inception (November 12, 1996) through December 31, 1997         F-6
        Notes to the Consolidated Financial Statements                     F-7

      2. Financial Statement Schedules

        Schedule II - Valuation of qualifying accounts and reserves        S-1

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Dispatch Management Services Corp.

We have audited the accompanying consolidated balance sheet of Dispatch Management Services Corp. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. Our audit also included the 1999 financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1999 consolidated financial statements present fairly, in all material respects, the financial position of Dispatch Management Services Corp. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1999 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Stamford, Connecticut
February 25, 2000
(March 7, 2000 as to Note 7)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
Dispatch Management Services Corp.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 28 present fairly, in all material respects, the financial position of Dispatch Management Services Corp. and its subsidiaries at December 31, 1998, and the results of their operations and cash flows for the year ended December 31, 1998 and for the period November 12, 1996 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 31, 1999, except as to Note 7
   which is as of April 8, 1999

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                                    December 31,
                                                                  1999         1998
                                                               ---------    ---------
ASSETS

Current assets:
  Cash and cash equivalents ................................   $   2,715    $   3,012
  Accounts receivable, less allowances of $1,968 and $4,416       29,052       36,416
  Prepaid and other expenses ...............................       1,341        1,890
  Income tax receivable ....................................         640        2,784
                                                               ---------    ---------
          Total current assets .............................      33,748       44,102

Property and equipment, net ................................       9,262        8,851
Deferred financing costs, net ..............................         433        1,501
Intangible assets, primarily goodwill, net .................     151,778      154,923
Notes receivable ...........................................         492        9,002
Other assets ...............................................         716        1,031
Deferred income taxes ......................................         176          291
                                                               ---------    ---------
          Total assets .....................................   $ 196,605    $ 219,701
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts ..........................................   $   2,527    $   2,944
  Current portion of long-term debt ........................       2,000          900
  Accounts payable .........................................       5,781        5,758
  Accrued liabilities ......................................      11,994       14,242
  Accrued payroll and related expenses .....................       4,019        5,527
  Income tax payable .......................................       1,769        1,817
  Acquisition-related notes payable, current portion .......       5,709        7,207
                                                               ---------    ---------
          Total current liabilities ........................      33,799       38,395

Long-term debt .............................................      71,750       70,600
Acquisition-related notes payable ..........................       2,944        5,337
Other long-term liabilities ................................       3,348        5,996
                                                               ---------    ---------
          Total liabilities ................................     111,841      120,328
                                                               ---------    ---------

Commitments and contingencies - (see notes)

Stockholders' equity:
Common stock, $.01 par 100,000,000 shares authorized;
     12,872,946 and 11,817,634 shares issued and outstanding         129          118
Additional paid-in capital .................................     120,692      117,686
Value of stock to be issued ................................          --        3,197
Accumulated deficit ........................................     (35,727)     (21,523)
Accumulated other comprehensive loss .......................        (330)        (105)
                                                               ---------    ---------
          Total stockholders' equity .......................      84,764       99,373
                                                               ---------    ---------
          Total liabilities and stockholders' equity .......   $ 196,605    $ 219,701
                                                               =========    =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for share amounts)

                                                                                 Period from inception
                                                Year Ended December 31,         (November 12, 1996) to
                                                  1999           1998              December 31, 1997
                                                  ----           ----              -----------------
Net revenue ..............................   $    219,863    $    188,640             $        313
Cost of revenue ..........................        134,360         119,927                      195
                                             ------------    ------------             ------------
  Gross profit ...........................         85,503          68,713                      118

Selling, general and administrative
  expenses ...............................         66,992          68,096                    1,128
Depreciation and amortization ............         21,469           5,783                       15
Liquidation of Brookside Systems Limited .             --           4,070                       --
Other charges ............................          1,663           4,893                       --
                                             ------------    ------------             ------------
  Loss from operations ...................         (4,621)        (14,129)                  (1,025)

Interest expense .........................          8,895           3,505                      105
Other expense (income) ...................             --              41                       (7)
                                             ------------    ------------             ------------
  Loss before income tax provision
  (benefit) ..............................        (13,516)        (17,675)                  (1,123)
Income tax provision (benefit) ...........            688           1,953                     (413)
                                             ------------    ------------             ------------
  Loss before extraordinary item .........        (14,204)        (19,628)                    (710)

Extraordinary loss on early
  extinguishment of debt .................             --           1,097                       --
                                             ------------    ------------             ------------
  Net loss ...............................   $    (14,204)   $    (20,725)            $       (710)
                                             ============    ============             ============

Loss per common share - basic and diluted:

  Loss before extraordinary item .........   $      (1.18)   $      (1.88)            $      (0.84)
  Extraordinary item .....................             --           (0.10)                      --
                                             ------------    ------------             ------------
  Net loss ...............................   $      (1.18)   $      (1.98)            $      (0.84)
                                             ============    ============             ============

Weighted average shares outstanding ......     12,052,023      10,478,010                  846,823
                                             ============    ============             ============

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                      Period from inception
                                           Year Ended December 31,   (November 12, 1996) to
                                             1999           1998        December 31, 1997
                                             ----           ----        -----------------
Net loss .............................     $(14,204)     $(20,725)         $   (710)
Other comprehensive loss:
   Foreign currency translation
adjustments ..........................         (225)         (105)               --
                                           --------      --------          --------
Comprehensive loss ...................     $(14,429)     $(20,830)             (710)
                                           ========      ========          ========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (Dollars in thousands, except for share amounts)

                                             Number of Shares
                                 -----------------------------------------
                                                 Series A        Series B
                                    Common       Preferred      Preferred        Common      Preferred
                                    Stock          Stock          Stock           Stock        Stock
                                 -----------    -----------    -----------    -----------   -----------
Initial capitalization of
  Company ....................       846,923             --             --    $         9   $        --
Issuance of Series A
  Preferred stock ............            --        151,366             --             --             2
Issuance of Series A
  Preferred stock in
  connection with note payable            --         30,080             --             --            --
Issuance of Series B
  Preferred stock in
  connection with acquisition             --             --            100             --            --
Net loss .....................
                                 -----------    -----------    -----------    -----------   -----------

December 31, 1997 ............       846,923        181,446            100              9             2

Shares issued in the
  Initial Public Offering ....     6,900,000             --             --             69            --

Exchange of preferred stock
  for common stock ...........       336,961       (181,446)          (100)             2            (2)

Shares issued in connection
  with acquisitions ..........     3,733,750             --             --             38            --

Value of stock to be issued ..            --             --             --             --            --

Cumulative translation
  adjustment .................            --             --             --             --            --

Net loss .....................
                                 -----------    -----------    -----------    -----------   -----------
December 31, 1998 ............    11,817,634             --             --            118            --

Shares issued in connection
  with acquisitions ..........     1,055,312             --             --             11            --

Value of stock to be issued ..            --             --             --             --            --

Cumulative translation
  adjustment .................            --             --             --             --            --

Net loss .....................            --             --             --             --            --
                                 -----------    -----------    -----------    -----------   -----------
December 31, 1999 ............    12,872,946             --             --    $       129   $        --
                                 ===========    ===========    ===========    ===========   ===========

                                     Additional                   Cumulative
                                      Paid-In      Accumulated    Translation
                                      Capital        Deficit       Adjustment       Total
                                    -----------    -----------    -----------    -----------
Initial capitalization of
  Company ....................      $        --    $        (7)   $        --    $         2
Issuance of Series A
  Preferred stock ............              880             --             --            882
Issuance of Series A
  Preferred stock in
  connection with note payable              167             --             --            167
Issuance of Series B
  Preferred stock in
  connection with acquisition               375             --             --            375
Net loss .....................                            (710)                         (710)
                                    -----------    -----------    -----------    -----------

December 31, 1997 ............            1,422           (717)            --            716

Shares issued in the
  Initial Public Offering ....           76,207             --             --         76,276

Exchange of preferred stock
  for common stock ...........               --             --             --

Shares issued in connection
  with acquisitions ..........           40,057            (81)            --         40,014

Value of stock to be issued ..            3,197             --             --          3,197

Cumulative translation
  adjustment .................               --             --           (105)          (105)

Net loss .....................                         (20,725)            --        (20,725)
                                    -----------    -----------    -----------    -----------
December 31, 1998 ............          120,883        (21,523)          (105)        99,373

Shares issued in connection
  with acquisitions ..........            3,006             --             --          3,017

Value of stock to be issued ..           (3,197)            --             --         (3,197)

Cumulative translation
  adjustment .................               --             --           (225)          (225)

Net loss .....................               --        (14,204)            --        (14,204)
                                    -----------    -----------    -----------    -----------
December 31, 1999 ............      $   120,692    $   (35,727)   $      (330)   $    84,764
                                    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                       Period from inception
                                                                            Year Ended December 31,   (November 12, 1996) to
                                                                              1999           1998        December 31, 1997
                                                                              ----           ----        -----------------
Cash flows from operating activities:
  Net loss ..............................................................   $ (14,204)   $ (20,725)         $    (710)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities
     Depreciation .......................................................       3,014        2,609                  3
     Amortization and write-down of goodwill and other
       intangibles ......................................................      18,455        3,174                 12
     Provision for doubtful accounts receivable .........................       1,069        2,876                 --
     Deferred taxes .....................................................         115          122               (413)
     Amortization and write-off of deferred financing costs .............       1,575          175                 --
     Accreted interest expense ..........................................          --           --                 58
     Liquidation of Brookside Systems Limited ...........................          --        4,070                 --
     Other non-cash (gains) charges .....................................        (391)       4,893                 --
     Extraordinary item .................................................          --        1,097                 --
      Changes in operating assets and liabilities (net of
        assets acquired and liabilities assumed in business combinations)
            Accounts receivable .........................................       6,295      (11,677)                19
            Prepaid expenses and other current assets ...................       2,645       (2,984)                39
            Accounts payable and accrued liabilities ....................      (4,042)       6,446              5,734
                                                                            ---------    ---------          ---------

            Net cash provided by (used in) operating activities .........      14,531       (9,924)             4,742
                                                                            ---------    ---------          ---------

Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired .......................      (9,078)    (110,347)              (321)
  Investment in other intangibles .......................................      (1,608)        (979)                --
  Additions to property and equipment ...................................      (3,686)      (4,628)               (33)
  Proceeds from sales of property and equipment .........................         261           --                 --
                                                                            ---------    ---------          ---------
            Net cash used in investing activities .......................     (14,111)    (115,954)              (354)
                                                                            ---------    ---------          ---------
Cash flows from financing activities:
  Proceeds from initial public offering, net ............................          --       76,276                 --
  Deferred offering costs ...............................................          --           --             (6,600)
  Proceeds from issuance of stock .......................................          --           --                885
  Proceeds from bank borrowings .........................................       3,150       70,600                 --
  Principal payments on bank borrowings .................................        (900)          --                 --
  Proceeds from short-term obligations ..................................          --        1,676                 --
  Principal payments on long and short-term obligations .................      (2,235)     (18,422)                --
  Proceeds from notes payable ...........................................          --           --              1,681
  Financing costs .......................................................        (507)      (1,489)                --
                                                                            ---------    ---------          ---------

               Net cash (used in) provided by financing activities ......        (492)     128,641             (4,034)
                                                                            ---------    ---------          ---------

Effect of exchange rate changes on cash and cash equivalents ............        (225)        (105)                --
                                                                            ---------    ---------          ---------

Net (decrease) increase in cash and cash equivalents ....................        (297)       2,658                354

Cash and cash equivalents, beginning of period ..........................       3,012          354                 --
                                                                            ---------    ---------          ---------
Cash and cash equivalents, end of period ................................   $   2,715    $   3,012          $     354
                                                                            =========    =========          =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except for share amounts)

NOTE 1 BUSINESS AND ORGANIZATION

      Dispatch Management Services Corp. ("DMS") was incorporated on September 9, 1997. Dispatch Management Services LLC ("DMS LLC") was established in November 1996 to create a nationwide network of same-day, on-demand delivery services and was merged into DMS effective September 9, 1997. The owners of DMS LLC received shares of common and preferred stock of DMS in exchange for their ownership interest in DMS LLC in connection with the merger, as described further in Note 10. The merger was consummated to facilitate the initial public offering (the "Offering") of securities that occurred on February 6, 1998 and was accounted for at historical cost as both entities were commonly controlled.

      In order to create an international network of same-day, on-demand delivery services, DMS entered into definitive agreements to acquire both U.S. and foreign companies (the "Founding Companies") and concurrently completed the Offering and acquisition of the Founding Companies on February 11, 1998, as further described in Note 5. Subsequent to the acquisition of the Founding Companies, DMS acquired an additional 28 same-day courier or messenger firms in 1998 as part of its strategic growth strategy (the Founding Companies and the subsequent acquisitions referred to collectively as the "Acquisitions").

      DMS did not conduct any significant operations through the Offering date, other than activities primarily related to the Offering and the Acquisitions.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of DMS and its subsidiary companies (collectively the "Company"), all of which are wholly-owned. All significant intercompany profits, transactions and balances are eliminated in consolidation.

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

Revenue Recognition

Revenues are recognized when packages are delivered to the final destination.

Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of their respective lease terms or estimated useful lives. The lives used in computing depreciation, based on the Company's estimate of service life by class of property and equipment, are as follows:

         Leasehold improvements                      2-7  years
         Furniture, fixtures and equipment           5-7  years
         Vehicles                                    3-5  years
         Computer equipment                          3-5  years
         Software                                    3  years

Assets under capital lease and related amortization are included in property and equipment and accumulated depreciation.

Financing Costs

      During the years ended December 31, 1999 and 1998, the Company incurred $507 and $1,489, respectively, of costs in connection with debt financings (see
Note 7). These costs are being amortized over the terms of the respective financings. The amounts of amortization and the write-off of previous deferred financing costs were $1,575 in 1999, and $175 in 1998.

Long-Lived Assets

      The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. This assessment of impairment requires management to make estimates of expected future cash flows. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

Accounting for Intangible Assets

      Goodwill, which represents acquisition costs in excess of the fair value of the net assets of businesses acquired, is being amortized over periods from 5 to 40 years using the straight line method. As a result of the Company's evaluation of the carrying value of goodwill, management determined that the goodwill associated with certain U.S. operating centers was permanently impaired at December 31, 1999 and recorded a write-down of $13,192. Amortization and write-off of goodwill amounted to $18,145, $2,934 and $12 for 1999, 1998 and 1997, respectively. Accumulated amortization of goodwill was $8,369, and $2,946 at December 31, 1999, and 1998, respectively.

      Other intangible assets are comprised primarily of trademarks and non-compete agreements with selling shareholders of businesses acquired totaling $2,544. Trademarks are being amortized over 30 years, and the non-compete agreements are being amortized over the agreement period. Accumulated amortization was $550, and $240 at December 31, 1999, and 1998, respectively.

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

Income Taxes

      The provision for income taxes, income taxes payable and deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of the assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Foreign Currency Translation

      The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Accumulated translation adjustments are shown as a separate component of stockholders' equity.

Stock-based Compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation", allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and net earnings per share as if the fair value method of accounting had been applied. The Company has elected to account for its stock options using APB No. 25 and make the required disclosures as if the fair value based method of accounting, as required by SFAS No. 123, had been applied to the Company's stock option grants.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the Company. In 1999 and 1998, options to purchase 1,470,502 and 913,909 shares, respectively, of common stock were not included in the calculation of weighted average shares for diluted EPS because their effect was antidilutive.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and defines a derivative and establishes common accounting principles for all types of derivative financial instruments. The Company is currently evaluating the impact if any, of SFAS No.133.

NOTE 3 BASIS OF PRESENTATION AND FINANCIAL CONDITION

      The Company's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results and obtaining positive cash flow from operations.

      The Company's operating results for 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter. The Company believes these charges were non-recurring or related to costs associated with the first year of operation. See Notes 13 and 14. The performance of the Company in 1998 was negatively impacted by; i) a significant level of integration activity following the Acquisitions, ii) significant first year organization and infrastructure development costs, primarily professional and consulting fees, associated with the strategy of integrating the metropolitan operating centers into a national and international network, iii) an aggressive technology investment program that was abandoned in the fourth quarter in order to focus on more fundamental technology needs, iv) a deterioration in gross margins, and v) the termination of certain contracts assumed or entered into at the time of the Offering.

      The Company also experienced significant changes in its senior management team, with the terminations of the Chief Operating Officer, Director of Business Development, and the Director of Road Management in September 1998, and the resignations of the Chairman and Chief Executive Officer in November 1998, and January 1999, respectively.

      During the year ended December 31, 1999, the senior management team established a number of strategic priorities designed to strengthen operations, including i) an aggressive cost reduction program, ii) a focus on receivables management and collection procedures, and iii) implementation of a technology investment program designed to deliver integrated operating systems, as well as enhanced cost control and reporting mechanisms. Despite these initiatives, the performance of several U.S operating centers failed to improve as they were subject to significant local management changes, or the Company became involved in arbitration or legal action with former owners of acquired businesses. During the fourth quarter of 1999, the Company re-evaluated the long-term prospects for the centers involved, and determined that a write-down of $13,192 to recognize the permanent impairment of goodwill was warranted.

      The Company believes that the cumulative impact of such initiatives and actions will provide the Company with sufficient cash flow to continue as a going concern for the next twelve months. The Company's ability to continue as a going concern is dependent upon i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial covenants described in the senior credit facility.

NOTE 4 INITIAL PUBLIC OFFERING

      On February 6, 1998, the Company completed the Offering of 6,000,000 shares of common stock at $13.25 per share. In March 1998, the underwriters exercised their over-allotment option to purchase an additional 900,000 shares of common stock at the initial public offering price. The total proceeds from the Offering of the 6,900,000 shares of common stock, net of underwriter commissions and offering costs, was $76,300.

      The net proceeds were used primarily for the cash portion of the purchase prices for the Founding Companies, for the early extinguishment of certain note payable obligations of the Company which resulted in an extraordinary loss of $1,100, and for the repayment of certain indebtedness of the Founding Companies.

NOTE 5 BUSINESS COMBINATIONS

      On February 11, 1998, the Company acquired all of the outstanding common stock and/or net assets of the Founding Companies simultaneously with the closing of the Offering. The aggregate consideration for these acquisitions included $71,200 in cash, the issuance of 3,378,590 shares of common stock, and $4,600 of notes payable.

      During the period following the Offering to December 31, 1998, the Company acquired an additional 28 messenger or same-day courier companies in the United States, the United Kingdom, Australia and New Zealand. The aggregate consideration for these acquisitions included $48,300 in cash, the issuance of 1,396,822 shares of common stock, and $11,200 of notes payable.

      Each of the Acquisitions has been accounted for using the purchase method of accounting. Accordingly, the Company's results of operations reflect the results of the Acquisitions from the date of acquisition.

      In connection with certain of the Acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations met certain performance goals related to their earnings, as defined in the respective acquisition agreements. The Company finalized all additional consideration arrangements as of December 31, 1999 and such amounts are included in the total consideration amounts noted above. During the year ended December 31, 1999, goodwill associated with the Acquisitions increased by $15,300, primarily due to contingent consideration earned.

      In connection with certain acquisitions, DMS extended loans to the sellers in amounts equal to the potential maximum earn-out or "Additional
Consideration". The loans are non-recourse, bear interest at a rate of 7.0% per annum and are collateralized by a portion of the shares issued at closing, and the available earn-out. The notes mature as of the date the Additional Consideration is due. At December 31, 1999 and 1998, the balance of notes receivable was $492 and $9,002, respectively.

Acquisition Liabilities:

      In connection with the Acquisitions, the Company recorded liabilities for employee severance and for operating lease payments as a result of exit plans formulated as of the respective acquisition dates (the "Acquisition Liabilities"). The severance accrual relates to the involuntary termination of administrative and middle management personnel from the integration of the acquired operations. The operating lease payment accrual relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs, net of recoverable amounts.

      The changes in the Acquisition Liabilities during the years ended December 31, 1999 and 1998 were as follows:

                                         Severance    Lease
                                         Liability   Liability     Total
                                         ---------   ---------     -----
      Balance January 1, 1998 ........    $    --     $    --     $    --
      Reserve established in 1998 ....        501       1,313       1,814
      Utilized in 1998 ...............       (306)       (647)       (953)
                                          -------     -------     -------
      Balance December 31, 1998 ......        195         666         861
      Utilized in 1999 ...............       (195)       (319)       (514)
                                          -------     -------     -------
      Balance December 31, 1999 ......    $    --     $   347     $   347
                                          =======     =======     =======

Pro Forma Financial Information:

      The following unaudited condensed pro forma financial information of the Company for the years ended December 31, 1998 and 1997 includes the consolidated results of operations of the Company as if the Offering and the Acquisitions had occurred on January 1, 1998 and 1997:

                                                              Year Ended
                                                              December 31,
                                                           1998         1997
                                                        ---------    ---------
                                                              (Unaudited)

Net revenue                                             $ 252,280    $ 245,155
Operating (loss) income                                    (9,032)       9,863
(Loss) income before extraordinary item                   (15,959)       2,695

Net (loss) income per share before extraordinary item   $   (1.35)   $    0.23

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

NOTE 6 PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                  December 31,
                                                               1999        1998
                                                             -------     -------

Computer equipment and software                              $ 8,037     $ 6,348
Vehicles                                                       2,012       2,262
Furniture, fixtures and equipment                              3,023       1,686
Leasehold improvements                                         1,649       1,167
                                                             -------     -------
                                                              14,721      11,463

Less: Accumulated depreciation and amortization                5,459       2,612

                                                             -------     -------
Property and equipment, net                                  $ 9,262     $ 8,851
                                                             =======     =======

      Depreciation expense was $3,014, $2,609 and $3 for 1999, 1998 and 1997, respectively.

NOTE 7 LONG-TERM DEBT

      In February 1998, the Company obtained a $25,000 revolving line of credit from NationsBank, N.A. ("NationsBank"). Outstanding principal balances under this line incurred interest at increments between 1.50% and 2.50% over the LIBOR rate, depending on the Company's ratio of Funded Debt to EBITDA (as defined in the credit agreement).

      In May 1998, NationsBank provided the Company an additional $10,000 short-term line of credit facility in anticipation of closing a syndicated credit facility. The short-term line of credit facility was cross-defaulted and cross-collateralized with the revolving line of credit and matured in June 1998.

      In June 1998, the Company entered into a credit agreement with NationsBank N.A. as underwriter of a new $60,000 senior credit facility. In August 1998, NationsBank led a syndication for a $105,000 committed line of credit with a group of senior lenders.

      During the first quarter of 1999, the Company notified the lenders of an event of default in relation to certain financial covenants. Following this notification, the Company operated under a forebearance agreement that deferred certain lender remedies pending a restructuring of the senior credit facility. On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78,400, which included a sub-limit of $3,800 for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to a commitment letter received from the lenders on March 7, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500 for January 2000, $150 per month for April 2000 through November 2000, and $300 per month from December 2000 through May 2001.

      Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at December 31, 1999 was LIBOR + 3.75% (30-Day LIBOR at December 31, 1999 was 5.82%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

      Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses), (ii) a maximum total debt to EBITDA ratio, (iii) maintenance of a collateral coverage ratio whereby accounts receivable outstanding for less than 60 days as a proportion of the total outstanding under the revolving line of credit cannot fall below 35%, and (iv) a minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the 1998 acquisitions.

      Pursuant to the establishment of the Credit Agreement, the Company wrote off $850 of deferred financing fees in 1999 related to the 1998 credit facility.

NOTE 8 EXTRAORDINARY ITEM

      During July 1997 the Company entered into a $1,000 secured debt agreement with DMS Equity Investors Limited ("Partnership"), an unrelated party. This note accrued interest at the rate of 10% and matured February 11, 1998. Proceeds from the Offering were used to retire the note, including accrued interest.

      In conjunction with entering into the debt agreement, the Company entered into separate agreements with the members of the Partnership. Under the terms of the investment agreements, the members of the Partnership purchased 28,580 shares of the common stock of DMS LLC which represented 1.4% of the then outstanding shares for $.10 per share. The members of the Partnership also had certain anti-dilution rights, which entitled them to continue to own 1.4% of the common stock of the Company calculated on a fully diluted basis after giving effect of the Offering. In accordance with Accounting Principles Board Opinion No. 14 ("ABP No.14") "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the portion of the note proceeds which is allocable to the investment agreements is considered paid-in-capital. Accordingly, based on the discounted stock price, additional paid-in-capital of $167 has been recognized and a related amount of interest expense was recognized through the original maturity date of the note .

      During December 1997 and January 1998, the Company entered into several unsecured subordinated debt agreements in the amount of $1,088 with related parties, to provide temporary financing prior to the Offering. The notes accrued interest at 14% and required the Company to pay a commitment fee in an amount equal to the face value of the note on the Offering date. Proceeds from the Offering were used to retire these notes including accrued interest.

In conjunction with the retirement of these notes, the Company recorded a non-cash extraordinary charge of $1,097 in 1998 related to the write-off of deferred financing costs.

NOTE 9 INCOME TAXES

      The income (loss) before income taxes consisted of the following:

                                                        Period from inception
                             Year Ended December 31,   (November 12, 1996) to
                                 1999       1998          December 31, 1997
                                 ----       ----          -----------------
  Foreign                     $  2,113    $  4,082              $     --
  United States                (15,629)    (22,854)               (1,123)
                              --------    --------              --------
                              $(13,516)   $(18,772)             $ (1,123)
                              ========    ========              ========

    The provision (benefit) for income taxes consisted of the following:

                                                        Period from inception
                             Year Ended December 31,   (November 12, 1996) to
                               1999           1998        December 31, 1997
                               ----           ----        -----------------
Current:
  Federal                     $     --    $     --              $     --
  State and local                  132         430                    --
  Foreign                          441       1,488                    --
                              --------    --------              --------
                                   573       1,918                    --

Deferred:
  Federal                           --         413                  (393)
  State and local                   --          --                   (20)
  Foreign                          115        (378)                   --
                              --------    --------              --------
                                   115          35                  (413)
                              --------    --------              --------
Income tax expense (benefit)  $    688    $  1,953              $   (413)
                              ========    ========              ========

      Differences between financial accounting principles and tax regulations cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS No. 109 and consisted of the following components:

                                                        December 31,
                                                     1999          1998
                                                   --------      --------
      Deferred tax assets:
        Operating losses                           $  8,870      $  8,301
        Bad debt allowance                              536         1,893
        Items not currently deductible                2,091         1,340
        Foreign tax credit                              626         1,110
        Other                                           181           296
                                                   --------      --------
      Deferred tax asset                             12,304        12,940

      Deferred tax liabilities:
        Amortization of intangibles                  (6,078)       (3,504)
                                                   --------      --------
                                                      6,226         9,436
        Valuation allowance                          (6,050)       (9,145)
                                                   --------      --------
      Net deferred tax asset                       $    176      $    291
                                                   ========      ========

      The Company has established a valuation allowance in accordance with the provisions of SFAS No. 109. The valuation allowance primarily relates to operating losses not currently deductible and foreign tax credits. The decrease in the valuation allowance in 1999 is primarily due to additional amortization of intangibles for tax purposes in excess of amortization recorded for financial statement purposes. The Company will review the adequacy of the valuation allowance in future years and recognize only those benefits as the reassessment indicates that it is more likely than not that the benefits will be realized. Net deferred tax assets at December 31, 1999 and 1998 relate to foreign taxes.

      The Company has a net operating loss carryforward of approximately $23,500 expiring in 2014. This carryforward is available to offset future United States federal taxable income.

      The U.S. income tax benefit at the statutory tax rate is reconciled below to the overall U.S. and foreign tax expense (benefit):

                                                                           Period from inception
                                                Year Ended December 31,   (November 12, 1996) to
                                                   1999        1998          December 31, 1997
                                                   ----        ----          -----------------
      Tax at U.S. Federal income tax rate         $(4,798)   $(6,382)            $  (393)
      Add (deduct) the effect of:
        State taxes, net of Federal
          income tax benefit                           87        284                (110)
        Impact of foreign tax rates and credits       328        832                  --
        Goodwill and other items, net                 943        398                  --
        Valuation allowances of prior
          year deferred tax asset                      --        413                  --
        Loss not currently deductible               4,128      6,408                  90
                                                  -------    -------             -------
      Income tax expense (benefit)                $   688    $ 1,953             $  (413)
                                                  =======    =======             =======

NOTE 10 STOCKHOLDERS' EQUITY

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

      In December 1998, the Board of Directors of the Company approved a Rights Agreement, which is designed to protect stockholders should the Company become the target of coercive and unfair takeover tactics. Pursuant to the Rights Agreement, on December 14, 1998 the Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each share of the Company's common stock trades with a Preferred Stock Purchase Right which entitles the common stockholders to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock at a purchase price of $93 per share. Each Preferred share fraction is equivalent in voting and dividend rights to one share of common stock. The Rights will become exercisable for Preferred shares and trade separately from the common stock only if a person or group acquires 15% or more of the Company's outstanding common stock after December 28, 1998. The Preferred Share rights expire on December 28, 2008.

NOTE 11 STOCK OPTION PLAN

      Effective November, 1997, the Company's stockholders approved the Company's 1997 Stock Incentive Plan (the "Plan"). The maximum number of shares that may be made the subject of options and awards under the Plan is 2,000,000. As at December 31, 1999, there were 1,470,502 options granted to employees and non-employee directors outstanding under then Plan. Options to acquire 753,652 shares are immediately exercisable at prices ranging from $2.00 to $13.25. An additional 716,850 options will vest and become exercisable at the rate of 20% and 50% per year, respectively, at prices ranging from $2.00 to $13.25. All options expire ten years from the date of the grant.

                                                  December 31,
                                               1999          1998
                                           -----------   -----------
      Number of shares under option:
        Outstanding at beginning of year       571,891            --
        Granted                              1,174,500       913,909
        Exercised                                   --            --
        Canceled                              (275,889)     (342,018)
                                           -----------   -----------
      Outstanding at end of year             1,470,502       571,891

      Weighted average exercise price:
        Granted                            $      2.35   $     12.96
        Exercised                                   --            --
        Canceled                           $     12.81   $     13.25
        Outstanding at end of year         $      4.70   $     13.38

      The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Options Granted                                           Options Exercisable
                                  ---------------                                           -------------------
                                         Weighted Average
                         Number        Remaining Contractual     Weighted Average      Number       Weighted Average
  Exercise Prices      Outstanding        Life (in years)         Exercise price     Exercisable     Exercise price
  ---------------      -----------        ---------------         --------------     -----------     --------------
       $2.00                 733,000           9.15                  $ 2.00            441,125           $ 2.00
  $2.0625 - $3.00            361,500           9.82                  $ 2.83             78,625           $ 2.86
  $3.3125 - $5.50             62,000           9.04                  $ 4.22              9,900           $ 4.46
       $13.25                314,002           8.11                  $13.25            224,002           $13.25
                           ---------           ----                  ------            -------           ------
   $2.00 - $13.25          1,470,502           8.62                  $ 4.70            753,652           $ 5.47
                           =========           ====                  ======            =======           ======

      The Company has adopted the disclosure provisions of SFAS No. 123. The Company's net loss and net loss per common share would have been the following pro forma amounts under the method prescribed by SFAS 123.

                                               Year Ended December 31,
                                                  1999          1998
                                              ----------    ----------
      Net loss:
         As reported                          $  (14,204)   $  (20,725)
         Pro forma                            $  (15,951)   $  (23,093)
      Basic and diluted net loss per share:
         As reported                          $    (1.18)   $    (1.98)
         Pro forma                            $    (1.32)   $    (2.20)

      The estimated fair value of options granted was $1,747 and $2,368 for the year ended December 31, 1999 and 1998, respectively. The fair value of each grant is estimated using the Black-Scholes option-pricing model. The principal assumptions used were:

                                                      Year Ended December 31,
                                                       1999            1998
                                                       ----            ----

      Expected risk-free interest rate                   5.27%           5.59%
      Expected dividend yield                               0%              0%
      Expected volatility factor                           50%             50%
      Expected weighted average life                 5.2 years       6.2 years

NOTE 12 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Included in selling, general and administrative expenses for the years ended December 31, 1999 and 1998 are bad debt and notes receivable allowances of $1,069 and $4,933, respectively.

NOTE 13 LIQUIDATION OF BROOKSIDE SYSTEMS LIMITED

      During the year ended December 31, 1998, the Company recorded a charge of $4,070 related to the liquidation of Brookside Systems Limited (dba "Fleetway"). Fleetway was a software development company that generated net operating losses since its acquisition in February 1998. This charge includes the write-off of $2,000 of goodwill and capitalized software and development costs associated with the acquisition of Fleetway. The remaining balance of $2,070 related to adjustments to the net realizable value of certain assets, and the write-off of in-process research and development costs that were recorded in 1998 in connection with the acquisition.

NOTE 14 OTHER CHARGES

      Other charges for the year ended December 31, 1999 include $1,200 for costs associated with the finalization of certain claims and legal actions against the Company, as well as $500 related to costs associated with a potential merger transaction that has since been terminated.

      During the year ended December 31, 1998, the Company recorded charges of $4,900 related to the termination of former executives, transaction costs associated with acquisitions not completed, and provision for the cost of settling certain acquisition-related obligations. The severance and other charges included $1,200 for severance; $1,000 of transaction costs associated with acquisitions not completed, and $2,700 of contract termination and other charges.

NOTE 15 SEGMENT INFORMATION

      The Company operates in one reportable segment; on-demand delivery services. The Company evaluates the performance of its geographic regions based on operating income (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for 1999 and 1998:

                            United States   United Kingdom    Australasia     Eliminations         Total
                            -------------   --------------    -----------     ------------         -----
1999

Net revenue                 $      125,279          77,486           17,098                         $   219,863

Operating (loss) income     $      (11,475)          5,771            1,083                         $    (4,621)

Identifiable assets         $       31,058          18,264            3,328         (7,824)         $    44,826

Capital expenditures        $          701           2,588              397                         $     3,686

Depreciation                $        1,925             807              282                         $     3,014

                            United States   United Kingdom    Australasia     Eliminations         Total
                            -------------   --------------    -----------     ------------         -----
                                                                                                    <C
1998

Net revenue                 $      110,617          71,430            6,593                         $   188,640

Operating (loss) income     $      (18,559)          3,640              790                         $   (14,129)

Identifiable assets         $       54,791          21,082            3,007        (14,102)         $    64,778

Capital expenditures        $        2,599           1,113              916                         $     4,628

Depreciation                $        1,415           1,162               32                         $     2,609

NOTE 16 RELATED PARTY TRANSACTIONS

      In 1998, the Company paid $792 of acquisition-related cash commissions to two firms controlled by a then-member of the Company's Board of Directors. The commissions on the acquisitions of Zoom Messenger Service New York, Able Motorized, PT Express, and Flash Delivery Systems were earned in accordance with an incentive structure negotiated at the time of the Offering. The arrangement calls for, among other things, the two firms to fund certain due-diligence and legal costs associated with prospective acquisitions. The Board of Directors exercises final authority and approval over the execution of any acquisition.

NOTE 17 COMMITMENTS AND CONTINGENCIES

      The Company leases certain equipment and properties under non-cancelable operating lease agreements, which expire at various dates. At December 31, 1999, minimum annual lease payments for such leases are as follows:

          2000                                       $ 4,039
          2001                                         3,135
          2002                                         2,392
          2003                                         1,275
          2004                                           892
          Thereafter                                     920
                                                     -------
                                                     $12,653
                                                     =======

      Rent expense amounted to $3,700 and $5,668 for the years ended December 31, 1999 and 1998, respectively.

      Litigation

      Following the acquisition of certain of the Founding Companies, the Company terminated a relationship with an equipment vendor due to problems with certain telecommunications and computer equipment. In July 1998, the Company was served with a claim for unpaid fees due under the full term of each respective service agreement. On September 1, 1999, the Company settled all outstanding claims with the equipment vendor for $1,000 plus interest payable over 12 months, resulting in a gain of $391 versus previously established reserves.

      The Company is also involved in several acquisition-related disputes concerning acquisition contract interpretation, non-compete enforcement, and status of unregistered stock issued in connection with the Offering. The Company has accrued $5,600 and $3,400 as an estimate of the liability with respect to these cases at December 31, 1999 and 1998, respectively.

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

NOTE 18 SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of non-cash transactions:

                                                         Year Ended December 31,
                                                             1999       1998
                                                          ---------  ---------
      Supplemental disclosure of cash flow information:
       Cash paid during the year for interest             $   7,258  $   2,497
       Cash paid during the year for income taxes         $     863  $   3,231

      Business acquisitions:
       Cash paid for business acquisitions                $   9,078  $ 112,503
                                                          ---------  ---------
       Less: Cash acquired                                       --     (2,156)
                                                          ---------  ---------
       Cash paid for business acquisitions, net               9,078    110,347
       Issuance of common stock for business acquisitions        --     43,292
       Notes payable                                          3,152     12,544
                                                          ---------  ---------
       Fair value of net assets acquired, net of cash     $  12,230  $ 166,183
                                                          =========  =========

NOTE 19 EMPLOYEE 401(k) SAVINGS PLAN

      The Company has a tax-deferred employee 401(k) savings plan covering certain domestic employees. Contributions by the Company are made at the Company's discretion. No contributions have been made by the Company under this plan.

NOTE 20 FOURTH QUARTER ADJUSTMENTS

      The Company's operating results for 1999 and 1998 were negatively impacted by several individually significant items that primarily occurred in the fourth quarter.

      As a result of the Company's evaluation of the carrying value of goodwill, management determined that the goodwill associated with certain U.S. operating centers was permanently impaired at December 31, 1999 and recorded a write-down of $13,192. The goodwill write-down followed the re-evaluation of the long-term prospects of certain U.S. operating centers and reflected lower performance expectations resulting from the long-term effects of arbitration or legal action with former owners of certain acquired businesses. For the quarter ended December 31, 1999, the Company also recorded charges (as "Other Charges") totaling $1,600 for costs associated with the finalization of certain claims and legal actions against the Company, as well as $500 related to costs associated with a potential merger transaction that was terminated in December 1999.

      The individually significant charges in the fourth quarter of 1998 include the liquidation of a software development company for $4,100 (see Note 13), severance and other charges including, costs of acquisitions not completed and employee termination costs aggregating $4,900 (see Note 14), the recording of allowances for the uncollectability of accounts and notes receivable of $4,900 (see Note 12), as well as additional first year organizational costs.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

                                                                      Year Ended December 31, 1999
                                                                      ----------------------------
                                                                  Additions,
                                                                  charges to                                    Balance at
                                                  Balance at       costs and      Accounts                    December 31,
                                                January 1, 1999    expenses      written-off     Other (2)         1999
                                                ---------------    --------      -----------     ---------         ----
      Allowance for doubtful accounts             $   4,416          1,069         (3,517)            --       $   1,968

      Notes receivable reserve                    $   2,057             --           (589)            --       $   1,468

      Valuation allowance for deferred
      income tax asset                            $   9,145             --              --        (3,095)      $   6,050

                                                                      Year Ended December 31, 1998
                                                                      ----------------------------
                                                                  Additions,
                                                                  charges to                                    Balance at
                                                  Balance at       costs and      Accounts                     December 31,
                                                January 1, 1998    expenses      written-off     Other (1)         1998
                                                ---------------    --------      -----------     ---------         ----
      Allowance for doubtful accounts             $      --          2,876           (508)         2,048       $   4,416

      Notes receivable reserve                    $      --          2,057             --             --       $   2,057

      Valuation allowance for deferred
      income tax asset                            $      --          9,145             --             --       $   9,145

(1) Represents amounts established at the date of acquisition of acquired businesses.
(2) Represents decrease in valuation allowance required in respect to the decrease in the gross deferred tax asset.

      3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Report as filed with the Securities and Exchange Commission and those incorporated by reference to other filings:

Exhibit
Number                                Description
------                                -----------

2.1           --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Early Bird Courier Service, LLC and Total Management, LLC and Michael Fiorito.
                  (1)
2.2           --  Agreement, dated as of September 15, 1997, by and among
                  Dispatch Management Services Corp., Aero Special Delivery Service, Inc. and Jeanne Sparks. (1)
2.3           --  Agreement, dated as of September 30, 1997, by and among
                  Dispatch Management Services Corp., Bullit Courier Services, Inc. and Theo Nicholoudis. (1)
2.4           --  Agreement, dated as of September 16, 1997, by and among
                  Dispatch Management Services Corp., Security Business Services, Ltd., James Brett Greenbury, Kelly Donovan, Scawton Limited, Lyon-Burwell Limited, Arazan Limited and Foreign & Colonial Enterprise Trust plc. (1)
2.5           --  Agreement, dated as of September 11, 1997, by and among
                  Dispatch Management Services Corp., American Eagle Endeavors, Inc., Barry Anderson, Cheryl O'Toole and Lawrence O'Toole. (1)
2.6           --  Agreement, dated as of October 31, 1997, by and among
                  Dispatch Management Services Corp., Atlantic Freight Systems, Inc., Thomas A. Bartley and Perry Barbaruolo. (2)
2.7           --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., Express It Couriers, Inc. and James M. Shaughnessy. (1)
2.8           --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Washington Express Services, Inc., Gilbert D. Carpel, Michael D. Holder, Michael
                  K. Miller and Peter Butler. (1)
2.9           --  Agreement, dated as of September 26, 1997, by and among
                  Dispatch Management Services Corp., MLQ Express, Inc. and John
                  W. Wilcox, Jr. (1)

2.10          --  Agreement, dated as of September 19, 1997, by and among
                  Dispatch Management Services Corp., Time Couriers, LLC, Tom Cromwell, William Krupman, Michael Stone, Peter Begley, Thomas Hagerty, Kimberly Cilley, Christopher Hart, and DMS Subsidiary Number. (1)
2.12          --  Agreement, dated as of September 14, 1997, by and among
                  Dispatch Management Services Corp., Kangaroo Express of Colorado Springs, Inc. and Doris Orner. (1)
2.13          --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., National Messenger, Inc., Robert D. Swineford and Steven B. Swineford. (1)
2.14          --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., Fleetfoot Max, Inc., Gary Brose, The King Company, KPM, Helen King, Robert Lewis, Jim Brose, Barbara Lawrence, Robert L. King, John Sangster, Patsy Sangster, PB Securities for the benefit of Robert L. King, PB Securities for the benefit of Helen King, Gordon Lawrence, Pat Lawrence, Melissa Lawrence, K. Lawrence and Creative Consulting Corp. (1)
2.15          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Profall, Inc., Thomas Westfall, Alyson Westfall, David Prosser, and Adrienne Prosser
                  (1)
2.16          --  Agreement, dated as of September 11, 1997, by and among
                  Dispatch Management Services Corp., Express Enterprises, Inc., Paul J. Alberts and Donald E. Stoelt. (1)
2.17          --  Agreement, dated as of October 23, 1997, by and among
                  Dispatch Management Services Corp., A & W Couriers, Inc. and Joan Levy. (1)
2.18          --  Agreement, dated as of October 10, 1997, by and among
                  Dispatch Management Services Corp., Express It, Inc., and Dave Clancy. (1)
2.19          --  Agreement, dated as of September 18, 1997, by and among
                  Dispatch Management Services Corp., Deadline Acquisition Corp., Edward V. Blanchard, Jr., Melba Anne Hill and Scott T. Milakovich. (1)
2.20          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Kiwicorp Limited, Lynette Williams and Tom Finlay. (1)
2.21          --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., Transpeed Courier Services, Inc., Richard A. Folkman, Stacey J. Folkman, Trey Lewis and Evelyn R. Folkman. (1)
2.22          --  Agreement, dated as of September 15, 1997, by and among
                  Dispatch Management Services Corp., Clover Supply, Inc., and John J. Walker. (1)
2.23          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., S Car Go Courier, Inc. and Michael Cowles. (1)
2.24          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Christian Delivery & Chair Service, Inc., and Leo J. Gould. (1)
2.25          --  Agreement, dated as of October 9, 1997, by and among
                  Dispatch Management Services Corp., Striders Courier, Inc., Tammy K. Patterson and Merlene Y. Flores. (1)
2.26          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp. and Gregory Austin, trading as Battery Point Messengers. (1)
2.27          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., Christopher Grealish, Inc. and Christopher Grealish. (1)
2.28          --  Agreement, dated as of September 17, 1997, by and among
                  Dispatch Management Services Corp., United Messengers, Inc. and Marla Kennedy. (1)
2.29          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., and Christopher Neal. (1)
2.30          --  Agreement, dated as of October 4, 1997, by and among
                  Dispatch Management Services Corp., TimeCycle Couriers, Inc., Eric D. Nordberg and Jeffrey Appeltans. (1)
2.31          --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., Rocket Courier Services, Inc., Sean Leonce, Grace Leonce and Samer Hassan. (1)
2.32          --  Agreement, dated as of September 14, 1997, by and among
                  Dispatch Management Services Corp. and Michael Studebaker. (1)
2.33          --  Agreement, dated as of September 10, 1997, by and among
                  Dispatch Management Services Corp., Delivery Incorporated and Gary Brose. (1)
2.34          --  Agreement, dated as of September 12, 1997, by and among
                  Dispatch Management Services Corp., AFS Courier Systems, Inc. and Frank L. Mullins. (1)
2.35          --  Share Purchase Agreement, dated as of August 20, 1997, by and among Dispatch Management Services LLC, Alice Rebecca Clark, Roy Clark, Trustees of the Roy Clark (Life Interest) Settlement 1997, Trustees of the Alice Rebecca Clark (Discretionary) Settlement 1997, Matthew Clark, Simon Clark and Brookside Systems and Programming Limited. (1)
2.36          --  Agreement, dated as of October 6, 1997, by and among
                  Dispatch Management Services Corp., Bridge Wharf Investments Limited and Riverbank Limited. (1)
2.37          --  Brand Manager Agreement, dated as of September 14, 1997, between Dispatch Management Services Corp. and Barry Anderson (Minneapolis). (1)
2.38          --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Frank L. Mullins. (1)
2.39          --  Brand Manager Agreement, dated as of September 25, 1997, between Dispatch Management Services Corp. and Leo J. Gould and Jodi Gould. (1)
2.40          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and John J. Walker. (1)
2.41          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and Dave Clancy. (1)
2.42          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp.

                  and Allen Orner. (1)
2.43          --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Kiwicorp Limited. (1)
2.44          --  Brand Manager Agreement, dated as of October 9, 1997,
                  between Dispatch Management Services Corp. and Tammy K. Patterson and Merlene Y. Flores. (1)
2.45          --  Brand Manager Agreement, dated as of October 8, 1997,
                  between Dispatch Management Services Corp. and Tom Cromwell and Peter Begley. (1)
2.46          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and Jeff Appeltans and Eric D. Nordberg. (1)
2.47          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and Marla Kennedy. (1)
2.48          --  Brand Manager Agreement, dated as of September 10, 1997, between Dispatch Management Services Corp. and James Michael Shaughnessy. (1)
2.49          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and Barry Anderson (Phoenix). (1)
2.50          --  Brand Manager Agreement, undated, between Dispatch
                  Management Services Corp. and Joan Levy. (1)
2.51          --  Brand Manager Agreement, dated as of September 21, 1997, between Dispatch Management Services Corp. and Christopher Neal. (1)
2.53          --  Brand Manager Agreement, dated as of September 12, 1997, between Dispatch Management Services Corp. and Dispatch Management Services Corp. of the National Capital Area, Inc.
                  (1)
2.54          --  Brand Manager Agreement, dated as of September 15, 1997, between Dispatch Management Services Corp. and The Delivery Company Limited. (1)
2.55          --  Brand Manager Agreement, dated as of October 1, 1997,
                  between Dispatch Management Services Corp. and Creative Consulting Corp. (2)
2.56          --  Brand Manager Agreement, dated as of October 1, 1997,
                  between Dispatch Management Services Corp. and Creative Consulting Corp. (2)
2.57          --  Brand Manager Agreement, dated November 1, 1997, between
                  Dispatch Management Services Corp. and Atlantic Transportation Consultants, Inc. (3)
2.58          --  Agreement, dated as of October 31, 1997, among Dispatch
                  Management Services Corp., Pacific Freight Systems, Inc., Thomas A. Bartley and Perry Barbaruolo. (2)
2.59          --  Agreement, dated December 2, 1997, among Dispatch
                  Management Services Corp., and Munther Hamoudi. (2)
2.60          --  Agreement, dated November 21, 1997, among Dispatch
                  Management Services Corp., Zoom Messenger Service, Inc. and Frank Nizzare. (2)
2.61          --  Agreement, dated as of November 26, 1997, among Dispatch
                  Management Services Corp., A Courier of the Carolinas, LLC, A Courier, Inc., and Tesseract Limited Partnership. (3)
2.62          --  Agreement, dated as of November 20, 1997, among Dispatch
                  Management Services Corp., Express Air Management, Inc., Robert G. Driskell, Arthur J. Morris, Randolph H. Schneider and DMS Subsidiary Number. (3)
2.63          --  Agreement, dated as of December 19, 1997, among Dispatch
                  Management Services Corp., A Courier of Tennessee, LLC, A Courier, Inc., Scott Evatt, and Timothy E. French. (3)
2.64          --  Agreement, dated as of November 20, 1997, among Dispatch
                  Management Services Corp., A Courier, Inc., Robert G. Driskell, Arthur J. Morris and Randy H. Schneider. (3)
2.65          --  Brand Manager Agreement, dated November 12, 1997, between
                  Dispatch Management Services Corp. and Detroit Dispatch Management Services, Inc. (3)
2.66          --  Brand Manager Agreement, undated between Dispatch
                  Management Services Corp. and Michael R. Cowles. (3)
2.67          --  Brand Manager Agreement, dated September 19, 1997, between
                  Dispatch Management Services Corp. and Michael Studebaker. (3)
2.68          --  Brand Manager Agreement, dated September 15, 1997, between
                  Dispatch Management Services Corp. and Scott T. Milakovich.
                  (3)
2.69          --  Brand Manager Agreement, dated November 13, 1997, between
                  Dispatch Management Services Corp. and Frank Nizzare. (3)
2.70          --  Brand Manager Agreement, dated November 26, 1997, between
                  Dispatch Management Services Corp. and Columbine Management Services, LLC. (3)
2.71          --  Brand Manager Agreement, dated November 20, 1997, between
                  Dispatch Management Services Corp. and Muiran, Inc. (3)
2.72          --  Brand Manager Agreement, dated September 30, 1997, between
                  Dispatch Management Services Corp. and Gregory W. Austin. (3)
2.73          --  Brand Manager Agreement, dated September 21, 1997, between
                  Dispatch Management Services Corp. and Christopher Neal. (3)
2.74          --  Agreement between the Registrant and Delta Air & Road
                  Transport PLC. (5)
3.1           --  Certificate of Incorporation, as amended (Certificate of
                  Incorporation filed with the Delaware Secretary of State on September 5, 1997 and subsequently amended by Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on November 26, 1997). (6)
3.1.1         --  Certificate of Designations, Preferences, Related Rights,
                  Qualifications, Limitations and Restrictions of Series C Junior participating preferred Shares. (7)
3.2           --  Amended and Restated Bylaws. (7)
4.0           --  Rights Agreement, dated as of December 14, 1998, between
                  Dispatch Management Services Corp. and American Stock Transfer & Trust Company, as Rights Agent. (7)

10.1          --  Form of Officer and Director Indemnification Agreement. (2)
10.2          --  Form of Employment Agreement dated February 5, 1998 between the Company and each of Ms. Jenkinson and Messrs. Holder, Bogoievski, Stewart and Gardner. (3)
10.3          --  Non-Competition Agreement, dated February 2, 1998, by and between Dispatch Management Services Corp. and Gregory Kidd.
                  (4)
10.4          --  Form of 1997 Stock Incentive Plan, as amended. (8)
10.5          --  Form of Financing and Security Agreement by and among
                  Dispatch Management Services Corp., Dispatch Management Services San Francisco Corp., Dispatch Management Services New York Corp., Dispatch Management Services Acquisition Corp., Road Management Services Corporation, Balmerino Holdings Limited, Statetip Limited and Nationsbank, N.A. (4)
10.6          --  Letter Agreement between Michael Fiorito and the Company.
                  (6)
21.1          --  Subsidiaries of Dispatch Management Services Corp.
23.1          --  Consent of Deloitte & Touche LLP.
23.2          --  Consent of PricewaterhouseCoopers LLP.
27.0          --  Financial Data Schedule.
99.0          --  Amended and Restated Credit Agreement among Dispatch
                  Management Services Corp. as Borrower, and the Material Subsidiaries of the Borrower as guarantors, and the lenders identified herein, and NationsBank N.A., as Administrative Agent dated as of April 8, 1999. (9)

----------

(1) Incorporated by reference to the exhibit of like number to Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on November 10, 1997.
(2) Incorporated by reference to the exhibit of like number to Amendment No. 1 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on December 24, 1997.
(3) Incorporated by reference to the exhibit of like number to Amendment No. 2 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on January 13, 1997.
(4) Incorporated by reference to the exhibit of like number to Amendment No. 3 to the Registrants' Registration Statement on Form S-1, File No. 333-39971, filed with the Commission on February 3, 1997.
(5) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 7,1998, File No. 000-23349.
(6) Incorporated by reference to the exhibit of like number of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7) Incorporated by reference to the exhibit of like number of the Registrant's Current Report on Form 8-K dated December 14,1998, File No. 000-23349.
(8) Incorporated by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, File No. 001-15073.
(9) Incorporated by reference to the exhibit of like number of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 000-23349.

      4. Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March, 2000.

                                          DISPATCH MANAGEMENT SERVICES CORP.
                                                      (Registrant)


                                          By:  /s/ H. STEVE SWINK
                                                   ------------------
                                                   H. Steve Swink
                                         Chairman of the Board, Chief
                                          Executive and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2000.

    Signature                    Title
    ---------                    -----

    /s/ H. STEVE SWINK           Chief Executive Officer and Director
    ----------------------
    H. Steve Swink


    /s/ MARKO BOGOIEVSKI         Chief Financial Officer (Principal Financial
    ----------------------         Officer and Principal Accounting Officer)
    Marko Bogoievski


    /s/ EDWARD R. ALLEN          Director
    ----------------------
    Edward R. Allen


    /s/ D. KEITH COBB            Director
    ----------------------
    D. Keith Cobb


    /s/ THOMAS J. SAPORITO       Director
    ----------------------
    Thomas Saporito


    /s/ ANNE T. SMYTH            Director
    ----------------------
    Anne T. Smyth