Form 10-Q
period 2000-03-31
DISPATCH MANAGEMENT SERVICES CORP
filed 2000-04-27
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 27, 2000, there were 12,228,630 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

      Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

      Consolidated Statements of Operations for the Three Months ended March 31,
       2000 and 1999

      Consolidated Statements of Cash Flows for the Three Months ended March 31,
       2000 and 1999

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                                          March 31,         December 31,
                                                                            2000                1999
                                                                         -----------        -----------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..........................................    $    1,286          $   2,715
  Accounts receivable, less allowances of $1,936 and $1,968..........        28,462             29,052
  Prepaid and other expenses.........................................         1,617              1,341
  Income tax receivable..............................................           471                640
                                                                          ---------          ---------
          Total current assets.......................................        31,836             33,748

Property and equipment, net..........................................         9,199              9,262
Deferred financing costs, net........................................           305                433
Intangible assets, primarily goodwill, net...........................       150,645            151,778
Notes receivable.....................................................            --                492
Other assets.........................................................           704                716
Deferred income taxes................................................           177                176
                                                                          ---------          ---------
          Total assets...............................................     $ 192,866          $ 196,605
                                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts....................................................     $   3,592          $   2,527
  Current portion of long-term debt..................................         2,400              2,000
  Accounts payable...................................................         4,687              5,781
  Accrued liabilities................................................        10,330             11,994
  Accrued payroll and related expenses...............................         4,211              4,019
  Income tax payable.................................................         1,494              1,769
  Acquisition-related notes payable, current portion.................         4,934              5,709
                                                                          ---------          ---------
          Total current liabilities..................................        31,648             33,799

Long-term debt.......................................................        71,700             71,750
Acquisition-related notes payable....................................         2,139              2,944
Other long-term liabilities..........................................         4,075              3,348
                                                                          ---------          ---------
          Total liabilities..........................................       109,562            111,841
                                                                          ---------          ---------

Commitments and contingencies - (see notes)

Stockholders' equity
  Common stock, $.01 par value, 100,000,000 shares authorized;
     12,192,427 and 12,872,946 shares issued and outstanding.........           122                129
Additional paid-in capital...........................................       118,949            120,692
Accumulated deficit..................................................       (35,147)           (35,727)
Accumulated other comprehensive loss.................................          (620)              (330)
                                                                          ---------          ---------
          Total stockholders' equity.................................        83,304             84,764
                                                                          ---------          ---------
          Total liabilities and stockholders' equity.................     $ 192,866          $ 196,605
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

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)

                                                                     Three months ended
                                                                          March 31,
                                                                          ---------
                                                                     2000           1999
                                                                     ----           ----

Net revenue ....................................................   $    48,763    $     57,129
Cost of revenue ................................................        29,991          35,414
                                                                   -----------    ------------
  Gross profit .................................................        18,772          21,715

Selling, general and administrative expenses ...................        13,912          18,796
Depreciation and amortization ..................................         2,042           1,946
                                                                   -----------    ------------
  Income from operations .......................................         2,818             973

Interest expense ...............................................         2,017           1,864
                                                                   -----------    ------------
Income (loss) before income tax provision ......................           801            (891)
Income tax provision ...........................................           221             445
                                                                   -----------    ------------
  Net income (loss) ............................................   $       580    $     (1,336)
                                                                   ===========    ============

  Net income (loss) per basic common share .....................   $      0.05    $      (0.11)

  Weighted average number of basic common shares outstanding ...    12,543,905      11,921,404
                                                                   -----------    ------------

  Net income (loss) per diluted common share ...................   $      0.05    $      (0.11)

  Weighted average number of diluted common shares outstanding .    12,559,822      11,921,404
                                                                   -----------    ------------

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)

                                                                 Three months ended
                                                                     March 31,
                                                                     ---------
                                                                 2000          1999
                                                                 ----          ----

Cash flows from operating activities:
  Net income (loss) ...........................................  $   580    $(1,336)
  Adjustments  to  reconcile  net  income  (loss)  to net cash provided by operating activities:
    Depreciation ..............................................      859        687
    Amortization of goodwill and other intangibles ............    1,183      1,259
    Provision for doubtful accounts ...........................      179        425
    Amortization of deferred financing costs ..................      128        111
    Changes in operating assets and liabilities:
          Accounts receivable .................................      411      2,064
          Prepaid and other current assets ....................     (107)       863
          Accounts payable and accrued liabilities ............   (2,095)    (1,280)

                                                                 -------    -------
          Net cash provided by operating activities ...........    1,138      2,793
                                                                 -------    -------

Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired .............       --     (3,054)
  Investments in other intangibles ............................      (38)        --
  Additions to property and equipment .........................     (796)      (190)

                                                                 -------    -------
          Net cash used in investing activities ...............     (834)    (3,244)
                                                                 -------    -------

Cash flows from financing activities:
  Proceeds from bank borrowings ...............................      850      3,150
  Payments on bank borrowings .................................     (500)        --
  Payments on acquisition-related debt ........................   (1,580)        --
  Payments on long and short-term obligations .................     (213)      (711)

                                                                 -------    -------
          Net cash (used in) provided by financing activities .   (1,443)     2,439
                                                                 -------    -------

Effect of exchange rate changes on cash and cash equivalents ..     (290)      (293)
                                                                 -------    -------

Net (decrease) increase in cash and cash equivalents ..........   (1,429)     1,695

Cash and cash equivalents, beginning of period ................    2,715      3,012

                                                                 -------    -------
Cash and cash equivalents, end of period ......................  $ 1,286    $ 4,707
                                                                 =======    =======

   The accompanying notes are an integral part of these financial statements.

               DISPATCH MANAGEMENT SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)

1. Organization, Basis of Presentation and Financial Condition

Dispatch Management Services Corp. ("DMS") was incorporated on September 9, 1997. Dispatch Management Services LLC ("DMS LLC") was established in November 1996 to create an international network of same-day, on-demand delivery services and was merged into DMS effective September 9, 1997. The owners of DMS LLC received shares of common and preferred stock of DMS in exchange for their ownership interest in DMS LLC in connection with the merger. The merger was consummated to facilitate the initial public offering (the "Offering") of securities that occurred on February 6, 1998 and was accounted for at historical cost as both entities were commonly controlled.

In order to create an international network of same-day, on-demand delivery services, DMS entered into definitive agreements to acquire both U.S. and foreign companies (the "Founding Companies") and concurrently completed the Offering and acquisition of the Founding Companies on February 11, 1998. Subsequent to the acquisition of the Founding Companies, DMS acquired an additional 28 same-day courier or messenger firms in 1998 as part of its strategic growth strategy (the Founding Companies and the subsequent acquisitions referred to collectively as the "Acquisitions").

DMS did not conduct any significant operations through the Offering date, other than activities primarily related to the Offering and the Acquisitions.

The interim financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein. In the opinion of management, the information contained herein reflects all adjustments (consisting of only normal recurring items) considered necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

The Company believes that the cumulative impact of such initiatives and actions through March 31, 2000 will provide the Company with sufficient cash flow to continue as a going concern. The Company's ability to continue as a going concern is dependent upon i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial covenants described in the senior credit facility.

2. Business Combinations

In connection with certain of the Acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations met certain performance goals related to their earnings, as defined in the respective acquisition agreements. The Company finalized all additional consideration arrangements as of December 31, 1999.

3. Long-Term Debt

Prior to April 8, 1999, the Company had a $105,000 revolving line of credit with NationsBank N.A. and a group of senior lenders. Outstanding principal balances under this line of credit incurred interest at increments between 1.50% and 2.50% above the LIBOR rate, depending on the Company's ratio of funded debt to EBITDA (as defined in the credit agreement).

On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78,400, which included a sub-limit of $3,800 for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500 for January 2000, $150 per month for April 2000 through November 2000, and $300 per month from December 2000 through May 2001.

Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at March 31, 2000 was LIBOR + 3.75% (30-Day LIBOR at March 31, 2000 was 6.13%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses),
(ii) a maximum total debt to EBITDA ratio, (iii) maintenance of a collateral coverage ratio, and (iv) a minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the Acquisitions.

4. Stockholders' Equity and Comprehensive Loss

The Company utilizes the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting and display of comprehensive loss and its components in the financial statements. SFAS No. 130 also requires the Company to classify items of other comprehensive income or loss by their nature in financial statements.

Changes in stockholders' equity and comprehensive income (loss) during the three months ended March 31, 2000 and 1999 were as follows (dollars in thousands):

                                                           March 31, 2000                    March 31, 1999
                                                           --------------                    --------------

                                                   Stockholders'    Comprehensive   Stockholders'    Comprehensive
                                                      Equity           Income          Equity            Loss
                                                   ----------------------------------------------------------------

Stockholders' equity at beginning of period         $  84,764                        $  99,373

Comprehensive income (loss):
    Net income (loss)                                     580         $   580           (1,336)        $ (1,336)
    Common stock - cancelled stock                         (7)
    Additional paid-in capital - cancelled stock       (1,743)
    Foreign currency translation adjustment              (290)           (290)            (293)            (293)
                                                    ---------         -------        ---------         --------
       Total                                           (1,460)        $   290           (1,629)        $ (1,629)
                                                    ---------         -------        ---------         --------
    Stockholders' equity at end of period           $  83,304                        $  97,744
                                                    =========                        =========

During the quarter ended March 31, 2000, the Company cancelled 777,940 shares of common stock previously held in escrow pending resolution of certain loan and earn-out arrangements.

5. Taxation

The Company's effective tax rate can vary depending on the financial performance of the different geographic operating regions. The Company has incurred income tax expense in the United Kingdom and Australasian divisions, which are not currently benefiting from significant carryforward tax losses generated in the United States.

6. Legal Proceedings

The Company is involved in several acquisition-related disputes concerning the interpretation of certain acquisition contracts, including non-compete agreements, and the transferability of unregistered stock issued in connection with the acquisitions. The Company has accrued $4,900 and $5,600 as an estimate of the liability with respect to these cases at March 31, 2000 and December 31, 1999, respectively.

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

7. Segment Information

The Company operates in one reportable segment; on-demand delivery services. The Company evaluates the performance of its geographic regions based on operating income (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for 2000 and 1999:

   Three months ended                          United
     March 31, 2000        United States       Kingdom       Australasia         Total
     --------------        -------------       -------       -----------         -----

Net revenue                 $    27,510        17,033           4,220        $   48,763

Operating income            $     1,536           953             329        $    2,818

Identifiable assets         $    29,055         9,849           3,317        $   42,221

Capital expenditures        $       279           498              19        $      796

Depreciation                $       477           315              67        $      859

   Three months ended                          United
     March 31, 2000        United States       Kingdom       Australasia         Total
     --------------        -------------       -------       -----------         -----

Net revenue                 $    33,110        19,912           4,107        $   57,129

Operating (loss) income     $     (888)         1,640             221        $      973

Identifiable assets         $    36,643        21,370           2,737        $   60,750

Capital expenditures        $        72            79              39        $      190

Depreciation                $       478           186              23        $      687

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth in the Company's annual report on Form-10K for the year ended December 31, 1999.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as the United Kingdom, Australia and New Zealand.

Results of Operations

                                                     Three months ended
                                                         March 31,
                                                    2000            1999
                                                    ----            ----

      Net revenue                                    100.0%           100.0%
      Costs of revenue                                61.5             62.0
                                                     -----            -----
       Gross profit                                   38.5             38.0

      Selling, general and
        administrative expenses                       28.5             32.9
      Depreciation and amortization                    4.2              3.4
                                                     -----            -----
        Operating income                               5.8              1.7

      Interest expense                                 4.1              3.3
                                                     -----            -----
      Income (loss) before income taxes                1.6             (1.6)

      Provision for income taxes                       0.5              0.8
                                                     -----            -----
      Net income (loss)                                1.1             (2.4)
                                                     =====            =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Net Revenue

Net revenue for the three months ended March 31, 2000 decreased $8.4 million, or 14.6%, to $48.8 million from $57.1 million for the three months ended March 31, 1999. This decrease was primarily due to the continued realignment of certain non-core businesses related to the acquisition of 28 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates following the Company's initial public offering in February 1998. The Company's revenues were predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia, (dollars in thousands):

                          Three months ended              Three months ended
                            March 31, 2000                  March 31, 1999
                            --------------                  --------------

United States         $   27,510         56.4%       $   33,110           58.0%
United Kingdom            17,033         34.9            19,912           34.8
Australasia                4,220          8.7             4,107            7.2
                      ----------        -----        ----------          -----
 Total                $   48,763        100.0%       $   57,129          100.0%

Following certain acquisitions, the Company re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2000 decreased $5.4 million, or 15.3%, to $30.0 million from $35.4 million for the three months ended March 31, 1999. This decrease was primarily due to the decrease in net revenue noted above, and to a lesser extent the benefits associated with the continued physical integration of a number of previously independent courier fleets. Expressed as a percentage of net revenue, cost of revenue for the three months ended March 31, 2000 decreased to 61.5%, from 62.0% for the three months ended March 31, 1999. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the three months ended March 31, 2000, cost of revenue percentages for the United States, United Kingdom and Australasia were 61.2%, 61.8%, and 61.9%, respectively, as compared to 60.8%, 63.8%, and 62.9%, respectively, for the comparable 1999 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2000 decreased $4.9 million, or 26.0%, to $13.9 million from $18.8 million for the three months ended March 31, 1999. This decrease was primarily due to the benefits of headcount reduction and cost containment initiatives that were executed throughout 1999. Expressed as a percentage of net revenue, selling, general and administrative costs for the three months ended March 31, 2000 decreased to 28.5%, from 32.9% for the three months ended March 31, 1999. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the three months ended March 31, 2000, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 27.5%, 30.2%, and 28.5%, respectively, as compared to 37.0%, 26.7%, and 29.8%, respectively, for the comparable 1999 period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2000 was $2.0 million, or 4.2% of revenues, an increase of $0.1 million as compared to the three months ended March 31, 1999. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles.

Interest Expense and Deferred Financing Costs

Interest expense, including the amortization of deferred financing costs, for the three months ended March 31, 2000 was $2.0 million, or 3.9% of the Company's net revenues. This represents an increase of $0.2 million over the same period in 1999. The increase was primarily due to higher interest rates. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.8% to 10.0% during the three months ended March 31, 2000, compared with 9.2% to 9.4% for the three months ended March 31, 1999. The Company amortized $0.1 million of deferred financing fees during the three months ended March 31, 2000. Interest expense incurred on the senior bank debt during the three months ended March 31, 2000 amounted to $1.8 million.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2000 was 27.6%. The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The low effective tax rate for the three months ended March 31, 2000 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States.

Liquidity and Capital Resources

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

At March 31, 2000, the Company had $1.3 million in cash and cash equivalents, $3.6 million of bank overdrafts, $74.1 million of senior bank debt, and $7.1 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the three months ended March 31, 2000 was $1.1 million. Accounts receivable days sales outstanding increased by 3.5 days during the quarter ended March 31, 2000, primarily as a result of seasonal collection patterns. Net cash used in investing and financing activities were $0.8 million and $1.4 million, respectively, for the three months ended March 31, 2000.

Capital expenditures totaled $0.8 million in the three months ended March 31, 2000, primarily for office and technology-related expenditures. Application of the various DMS operating practices requires investment in existing operating centers. Management presently anticipates that such additional capital expenditures will total $7.0 million over the next two years, including $3.5 million of computer equipment, $2.5 million of communications equipment, and $1.0 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78.4 million, which included a sub-limit of $3.8 million for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500,000 for January 2000, $150,000 per month for April 2000 through November 2000, and $300,000 per month from December 2000 through May 2001.

Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at March 31, 2000 was LIBOR + 3.75% (30-Day LIBOR at March 31, 2000 was 6.13%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses),
(ii) a maximum total debt to EBITDA ratio, (iii) maintenance of a collateral coverage ratio, and (iv) a minimum quarterly interest coverage ratio, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the Acquisitions.

The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the acquisition-related notes payable repayment schedule. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial covenants described in the Credit Agreement as amended by the Second Amendment to the Credit Agreement dated March 30, 2000. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next twelve to eighteen months.

Impact of Year 2000

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

FACTORS AFFECTING THE COMPANY'S PROSPECTS

In addition to other information in this report, certain risk factors should be considered carefully in evaluating the Company and its business. This report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the Annual Report for the year ended December 31, 1999 filed on Form 10-K and elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase annual interest expense by $0.8 million based upon the amount of the Company's variable rate debt outstanding at March 31, 2000.

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

None.

Item 6. Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DISPATCH MANAGEMENT SERVICES CORP.


Date: April 27, 2000                       By: /s/ Marko Bogoievski
                                               ---------------------------------
                                                   Marko Bogoievski
                                                   Chief Financial Officer