Form 10-Q
period 2000-06-30
DISPATCH MANAGEMENT SERVICES CORP
filed 2000-08-02
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 2000, there were 12,711,118 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

      Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

      Consolidated Statements of Operations for the Three and Six Months ended June 30, 2000 and 1999

      Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999

      Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................     $   1,654      $   2,715
  Accounts receivable, less allowances of
    $1,829 and $1,968 ............................        24,698         29,052
  Prepaid and other current assets ...............         2,345          1,341
  Income tax receivable ..........................           115            640
                                                       ---------      ---------
          Total current assets ...................        28,812         33,748

Property and equipment, net ......................         9,112          9,262
Deferred financing costs, net ....................           298            433
Intangible assets, primarily goodwill, net .......       148,997        151,778
Notes receivable .................................            --            492
Other assets .....................................           662            716
Deferred income taxes ............................           176            176
                                                       ---------      ---------
          Total assets ...........................     $ 188,057      $ 196,605
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts ................................     $   3,302      $   2,527
  Current portion of long-term debt ..............         2,850          2,000
  Accounts payable ...............................         4,244          5,781
  Accrued liabilities ............................         6,028         11,994
  Accrued payroll and related expenses ...........         5,560          4,019
  Income tax payable .............................         1,579          1,769
  Acquisition-related notes payable, current
    portion ......................................         3,448          5,709
                                                       ---------      ---------
          Total current liabilities ..............        27,011         33,799

Long-term debt ...................................        70,800         71,750
Acquisition-related notes payable ................         2,438          2,944
Other long-term liabilities ......................         5,108          3,348
                                                       ---------      ---------
          Total liabilities ......................       105,357        111,841
                                                       ---------      ---------

Commitments and contingencies - (see notes)

Stockholders' equity
  Common stock, $.01 par value, 100,000,000
    shares authorized; 12,711,118 and
    12,872,946 shares issued and outstanding .....           127            129
Additional paid-in capital .......................       119,834        120,692
Accumulated deficit ..............................       (36,014)       (35,727)
Accumulated other comprehensive loss .............        (1,247)          (330)
                                                       ---------      ---------
          Total stockholders' equity .............        82,700         84,764
                                                       ---------      ---------
          Total liabilities and stockholders'
            equity ...............................     $ 188,057      $ 196,605
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)

                                          Three months ended             Six Months ended
                                                June 30,                     June 30,
                                      --------------------------    ---------------------------
                                           2000           1999           2000           1999
                                           ----           ----           ----           ----
Net revenue .......................   $    45,046    $    56,453    $    93,809    $   113,582

Cost of revenue ...................        27,643         34,102         57,635         69,517
                                      -----------    -----------    -----------    -----------
  Gross profit ....................        17,403         22,351         36,174         44,065

Selling, general and administrative
  expenses ........................        14,044         17,348         27,957         36,142
Depreciation and amortization .....         2,123          2,168          4,164          4,115
                                      -----------    -----------    -----------    -----------
  Income from operations ..........         1,236          2,835          4,053          3,808

Interest expense ..................         2,099          2,899          4,115          4,763
                                      -----------    -----------    -----------    -----------

Loss before income tax provision ..          (863)           (64)           (62)          (955)
Income tax provision ..............             3             85            225            530
                                      -----------    -----------    -----------    -----------
  Net  loss .......................   $      (866)   $      (149)   $      (287)   $    (1,485)
                                      ===========    ===========    ===========    ===========

   Net loss per basic and diluted
     common share .................   $     (0.07)   $     (0.01)   $     (0.02)   $     (0.12)
                                      ===========    ===========    ===========    ===========

  Weighted average number of  basic
    common shares outstanding .....    12,613,681     11,917,100     12,578,793     11,919,252
                                      ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Six months ended
                                                                 June 30,
                                                            --------------------
                                                              2000        1999
                                                              ----        ----
Cash flows from operating activities:
  Net loss .............................................    $  (287)    $(1,485)
  Adjustments to reconcile net  loss to
    net cash provided by
     Operating activities:
     Depreciation ......................................      1,702       1,500
     Amortization of goodwill and other
       intangibles .....................................      2,462       2,615
     Provision for doubtful accounts ...................        220         823
     Amortization of deferred financing
       costs ...........................................        210       1,185
     Changes  in operating assets and
       liabilities:
            Accounts receivable ........................      4,134       5,316
            Prepaid and other current
              assets ...................................       (478)        215
            Accounts payable and accrued
              liabilities ..............................     (5,777)     (5,235)
                                                            -------     -------
            Net cash provided by
              operating activities .....................      2,186       4,934
                                                            -------     -------
Cash flows from investing activities:
  Cash used in acquisitions, net of cash
    acquired ...........................................         --      (5,474)
  Investments in other intangibles .....................         --          --
  Additions to property and equipment ..................     (1,553)       (832)
                                                            -------     -------
            Net cash used in investing
              activities ...............................     (1,553)     (6,306)
                                                            -------     -------
Cash flows from financing activities:
  Proceeds from bank borrowings ........................        850       3,150
  Payments on bank borrowings ..........................       (950)       (300)
  Payments on acquisition-related debt .................     (2,767)         --
  Financing costs ......................................        (75)       (399)
  Proceeds from (payments on) long and
    short-term obligations .............................      1,793        (688)
                                                            -------     -------
               Net cash (used in)
                  provided by financing activities .....     (1,149)      1,763
                                                            -------     -------
Effect of exchange rate changes on cash
  and cash equivalents .................................       (545)       (658)
                                                            -------     -------
Net decrease in cash and cash equivalents ..............     (1,061)       (267)

Cash and cash  equivalents,  beginning  of
  period ...............................................      2,715       3,012
                                                            -------     -------

Cash and cash equivalents, end of period ...............    $ 1,654     $ 2,745
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

      The Company believes that the cumulative impact of such initiatives and actions through June 30, 2000 will provide the Company with sufficient cash flow to continue as a going concern. The Company's ability to continue as a going concern is dependent upon i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial covenants described in the senior credit facility.

2. Business Combinations

      In connection with certain of the Acquisitions, the Company agreed to pay the sellers additional consideration if the acquired operations met certain performance goals related to their earnings, as defined in the respective acquisition agreements. The Company finalized all additional consideration arrangements as of December 31, 1999, except those in dispute.

3. Long-term Debt

      On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78.4 million, which included a sub-limit of $3.8 million for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500,000 for January 2000, $150,000 per month for April 2000 through November 2000, and $300,000 per month from December 2000 through May 2001. In addition, the Company is required by the terms of the Second Amendment to the Credit Agreement to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15.0 million, by December 31, 2000 (the "Capital Event Requirement"). As of June 30, 2000 the Company was in default of certain financial covenants described in the Credit Agreement. On July 26, 2000, the senior lenders agreed to waive the covenants in default for May and June 2000 and extended the expiration date of the Credit Agreement to August 31, 2001.

      Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at June 30, 2000 was LIBOR + 3.75% (30-Day LIBOR at June 30, 2000 was 6.68%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

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

      Changes in stockholders' equity and comprehensive income (loss) during the six months ended June 30, 2000 and 1999 were as follows (dollars in thousands):

                                        June 30, 2000               June 30, 1999
                                 ---------------------------  ---------------------------
                                Stockholders'  Comprehensive  Stockholders'  Comprehensive
                                    Equity          Loss        Equity          Loss
                                -------------  -------------  -------------  -------------
Stockholders' equity at
  beginning of period              $ 84,764                    $ 99,373

Comprehensive loss:
    Net loss                           (287)      $   (287)      (1,485)      $ (1,485)

Common stock/additional
  paid-in capital:                      171                           1
     Issuances                          913
     For payment of                       1
       acquisition debt              (1,944)                     (1,170)

  Foreign currency
    translation  adjustment            (917)          (917)        (658)          (658)
                                     ------       --------     --------       --------
        Total                        (2,064)      $ (1,204)      (3,312)      $ (2,143)
                                     ------       --------     --------       --------
    Stockholders' equity
      at end of period               82,700                    $ 96,061
                                     ======                    ========

      During the six months ended June 30, 2000, the Company cancelled 777,940 shares of common stock previously held in escrow pending resolution of certain loan and earn-out arrangements.

5. Taxation

      The Company's effective tax rate can vary depending on the financial performance of the different geographic operating regions. The Company has incurred income tax expense in the United Kingdom and Australasian divisions, which are not currently benefiting from significant carryforward tax losses generated in the United States.

6. Legal Proceedings

      The Company is involved in several acquisition-related disputes concerning the interpretation of certain acquisition contracts, including non-compete agreements and the earn-out provisions, and the transferability of unregistered stock issued in connection with the acquisitions. The Company has accrued $4,800 and $5,600 as an estimate of the liability with respect to these cases at June 30, 2000 and December 31, 1999, respectively. One of those cases with a brand manager group was recently settled. No one of these disputes involves a claim for damages in excess of $1,700.

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

7. Segment Information

      The Company operates in one reportable segment: on-demand delivery services. The Company evaluates the performance of its geographic regions based on operating income (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for 2000 and 1999:

Six months ended               United       United
  June 30, 2000                States       Kingdom      Australasia      Total
  -------------                ------       -------      -----------      -----

Net revenue                   $ 53,598      $ 31,970      $  8,241      $ 93,809

Operating income                 1,986         1,355           712         4,053

Identifiable
assets                          26,126         9,174         3,760        39,060

Capital
expenditures                       693           743           117         1,553

Depreciation                       945           626           131         1,702

Six months ended               United        United
  June 30, 1999                States        Kingdom    Australasia       Total
  -------------                ------        -------    -----------       -----

Net revenue                   $ 65,757      $ 39,221      $  8,604      $113,582

Operating income                   275         3,077           456         3,808

Identifiable
assets                          29,399        18,890         3,147        51,436

Capital
expenditures                       366           358           108           832

Depreciation                     1,053           384            63         1,500

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning its assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth below and in the Company's annual report on Form-10K for the year ended December 31, 1999.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as the United Kingdom, Australia and New Zealand.

Results of operations

                                     Three months ended     Six months ended
                                       June 30, 2000            June 30,
                                      2000        1999      2000        1999
                                      ----        ----      ----        ----
   Net revenue                       100.0%      100.0%    100.0%      100.0%
   Cost of revenue                    61.4        60.4      61.4        61.2
                                     -----       -----     -----       -----
    Gross profit                      38.6        39.6      38.6        38.8

   Selling, general and
     administrative expenses          31.2        30.7      29.9        31.8
   Depreciation and amortization       4.7         3.9       4.4         3.6
                                     -----       -----     -----       -----
     Operating income                  2.7         5.0       4.3         3.4

   Interest expense                    4.4         3.2       4.2         3.2
   Amortization  and write-off of
     deferred financing costs          0.2         1.9       0.2         1.0
                                     -----       -----     -----       -----
   Loss before income taxes           (1.9)       (0.1)     (0.1)       (0.8)

   Provision for income taxes          0.0         0.2       0.2         0.5
                                     -----       -----     -----       -----
   Net loss                           (1.9)       (0.3)     (0.3)       (1.3)
                                     =====       =====     =====       =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Net Revenue

Net revenue for the three months ended June 30, 2000 decreased by $11.4 million, or 20.2%, to $45.0 million from $56.5 million for the three months ended June 30, 1999. This decrease was primarily due to the continued realignment of certain non-core businesses related to the acquisition of 28 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates following the Company's initial public offering in February 1998. The Company's revenue was predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia (dollars in thousands):

                               Three months ended        Three months ended
                                 June 30, 2000              June 30, 1999
                                 -------------              -------------

United States                $26,088         57.9%     $32,647         57.8%
United Kingdom                14,938         33.2       19,309         34.2
Australasia                    4,020          8.9        4,497          8.0
                             -------        -----      -------        -----
 Total                       $45,046        100.0%     $56,453        100.0%

Since the completion of certain acquisitions, the Company has re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. Additionally, some customers were transferred or lost as part of negotiated settlements with former owners of acquired businesses. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2000 decreased by $6.5 million, or 18.9%, to $27.6 million from $34.1 million for the three months ended June 30, 1999. This decrease was primarily due to the decrease in net revenue noted above, and to a lesser extent to the benefits associated with the continued physical integration of a number of previously independent courier fleets. Expressed as a percentage of net revenue, cost of revenue for the three months ended June 30, 2000 increased to 61.4%, from 60.4% for the three months ended June 30, 1999. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the three months ended June 30, 2000, cost of revenue percentages for the United States, United Kingdom and Australasia were 61.1%, 62.3%, and 59.8%, respectively, as compared to 59.2%, 62.1%, and 62.0%, respectively, for the comparable 1999 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2000 decreased by $3.3 million, or 19.0%, to $14.0 million from $17.3 million for the three months ended June 30, 1999. This decrease was primarily due to the benefits of headcount reduction and cost containment initiatives that were executed throughout 1999. Expressed as a percentage of net revenue, selling, general and administrative costs for the three months ended June 30, 2000 increased to 31.2%, from 30.7% for the three months ended June 30, 1999. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the three months ended June 30, 2000, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 30.9%, 32.3%, and 28.7%, respectively, as compared to 31.8%, 29.0%, and 30.8%, respectively, for the comparable 1999 period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2000 was $2.1 million, or 4.7% of revenue, an increase of $0.1 million as compared to the three months ended June 30, 1999. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles.

Interest Expense and Deferred Financing Costs

Interest expense, including the amortization of deferred financing costs, for the three months ended June 30, 2000 was $2.1 million, or 4.7% of the Company's net revenue. This represents a decrease of $0.8 million from the same period in 1999. The 1999 interest and deferred financing costs include a write-off of $0.9 of fees associated with the Senior credit facility. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.9% to 10.4% during the three months ended June 30, 2000, compared with 9.0% to 9.2% for the three months ended June 30, 1999. The Company amortized $0.1 million of deferred financing fees during the three months ended June 30, 2000. Interest expense incurred on the senior bank debt during the three months ended June 30, 2000 amounted to $2.0 million.

Provision for Income Taxes

The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The low effective tax rate for the three months ended June 30, 2000 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net Revenue

Net revenue for the six months ended June 30, 2000 decreased by $19.8 million, or 17.4%, to $93.8 million from $113.6 million for the six months ended June 30, 1999. This decrease was primarily due to the continued realignment of certain non-core businesses related to the acquisition of 28 urgent, on-demand, point-to-point courier firms that the Company acquired at various dates following the Company's initial public offering in February 1998. The Company's revenue was predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia, (dollars in thousands):

                             Six months ended        Six months ended
                               June 30, 2000           June 30, 1999
                               -------------           -------------

United States             $ 53,598        57.1%    $ 65,757        57.9%
United Kingdom              31,970        34.1       39,221        34.5

Australasia                  8,241         8.8        8,604         7.6
                          --------       -----     --------       -----
 Total                    $ 93,809       100.0%    $113,582       100.0%

Since the completion of certain acquisitions, the Company has re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. Additionally, some customers were transferred or lost as part of negotiated settlements with former owners of acquired businesses. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2000 decreased by $11.9 million, or 17.1%, to $57.6 million from $69.5 million for the six months ended June 30, 1999. This decrease was primarily due to the decrease in net revenue noted above, and to a lesser extent to the benefits associated with the continued physical integration of a number of previously independent courier fleets. Expressed as a percentage of net revenue, cost of revenue for the six months ended June 30, 2000 increased to 61.4%, from 61.2% for the six months ended June 30, 1999. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the six months ended June 30, 2000, cost of revenue percentages for the United States, United Kingdom and Australasia were 61.2%, 62.1%, and 60.9%, respectively, as compared to 60.0%, 62.9%, and 62.4%, respectively, for the comparable 1999 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2000 decreased by $8.2 million, or 22.6%, to $28.0 million from $36.1 million for the six months ended June 30, 1999. This decrease was primarily due to the benefits of headcount reduction and cost containment initiatives that were executed throughout 1999. Expressed as a percentage of net revenue, selling, general and administrative costs for the six months ended June 30, 2000 decreased to 29.9%, from 31.8% for the six months ended June 30, 1999. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the six months ended June 30, 2000, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 29.2%, 31.2%, and 28.6%, respectively, as compared to 34.4%, 27.8%, and 30.4%, respectively, for the comparable 1999 period.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2000 was $4.2 million, or 4.4% of revenue, a decrease of $0.1 million as compared to the six months ended June 30, 1999. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles.

Interest Expense and Deferred Financing Costs

Interest expense, including the amortization of deferred financing costs, for the six months ended June 30, 2000 was $4.1 million, or 4.4% of the Company's net revenue. This represents a decrease of $0.6 million from the same period in 1999. The 1999 interest and deferred financing costs include a write-off of $0.9 of fees associated with the Senior credit facility. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.8% to 10.4% during the six months ended June 30, 2000, compared with 6.2% to 7.1% for the six months ended June 30, 1999. The Company amortized $0.2 million of deferred financing fees during the three months ended June 30, 2000. Interest expense incurred on the senior bank debt during the six months ended June 30, 2000 amounted to $3.9 million.

Provision for Income Taxes

The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The effective tax rate for the six months ended March 31, 2000 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States.

Liquidity and Capital Resources

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its credit facility.

At June 30, 2000, the Company had $1.7 million in cash and cash equivalents, $3.3 million of bank overdrafts, $73.7 million of senior bank debt, and $5.9 million of short and long-term acquisition-related debt. Net cash provided from operating activities for the six months ended June 30, 2000 was $2.2 million. Accounts receivable days sales outstanding decreased by 4.8 days during the six months ended June 30, 2000, primarily as a result of seasonal collection patterns. Net cash used in investing and financing activities were $1.6 million and $1.1 million, respectively, for the six months ended June 30, 2000. Capital expenditures totaled $1.6 million in the six months ended June 30, 2000, primarily for office and technology-related expenditures. Application of the various DMS operating practices requires investment in existing operating centers. Management presently anticipates that such additional capital expenditures will total $7.0 million over the next two years, including $3.5 million of computer equipment, $2.5 million of communications equipment, and $1.0 million of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78.4 million, which included a sub-limit of $3.9 million for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500,000 for January 2000, $150,000 per month for April 2000 through November 2000, and $300,000 per month from December 2000 through May 2001. In addition, the Company is required by the terms of the Second Amendment to the Credit Agreement to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15.0 million, by December 31, 2000 (the "Capital Event Requirement"). As of June 30, 2000 the Company was in default of certain financial covenants described in the Credit Agreement. On July 26, 2000, the senior lenders agreed to waive the covenants in default for May and June 2000 and extended the expiration date of the Credit Agreement to August 31, 2001.

Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at June 30, 2000 was LIBOR + 3.75% (30-Day LIBOR at June 30, 2000 was 6.68%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

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

The Credit Agreement has been extended to expire on August 31, 2001. Should the Company not be in a position to repay the debt, it would look to renegotiate or refinance the debt at probable less favorable terms. In the event that the Company is unable to renegotiate or refinance the Credit Agreement or the Company does not comply with any of the covenants of the Credit Agreement, such as the Capital Event Requirement, the bank would have the right to call the loan as defined the Credit Agreement. The Company believes that cash flow from operations will be sufficient to fund the Company's operations and the acquisition-related notes payable repayment schedule. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) complying with the financial and other covenants set forth in the Credit Agreement as amended by the Second Amendment to the Credit Agreement dated March 30, 2000. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next twelve to eighteen months.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000 the SEC issued SAB 101B to defer the effective date on implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adapt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

Factors Affecting the Company's Prospects

The prospects of the Company may be affected by the matters set forth in the Annual Report for the year ended December 31, 1999 filed on Form 10-K and the matters discussed below.

Factors Related to the Consolidation of the Industry. DMS operates in a highly competitive industry with low barriers to entry. It competes with both small companies that operate in only one location and may have more experience and brand recognition that the Company has as well as several large, national companies that are in the process of consolidating the industry through the acquisition of independent point-to-point courier companies. In response to industry and market changes, including industry consolidation, and in recognition of the terms of its Credit Agreement, DMS considers, from time to time, additional strategies to enhance stockholder value. These include among others, strategic alliances and joint ventures; purchase, sales or merger transactions with other large companies; a recapitalization of DMS; and other similar transactions. In considering any of these strategies, DMS evaluates the consequences of such strategies. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

Factors Related to Our Financial Condition. DMS is highly leveraged. This substantial indebtedness may severely limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary. As of June 30, 2000, DMS had $73.7 million outstanding under its credit agreement. The credit agreement requires repayment of all outstanding indebtedness on August 31, 2001 and the payment each month of [$150,000 through November 2000 and $300,000 thereafter and through May 2001]. The credit agreement contains various financial covenants and requires DMS to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15.0 million, by December 31, 2000. DMS was in default of certain of the financial covenants and obtained a waiver of the covenants in default for May and June 2000 on July 26, 2000. If DMS is unable to meet the terms of the financial covenants or the other covenants in the future, a default could result under the credit agreement. A default, if not waived by our lenders, could result in the acceleration of our outstanding debt and cause our debt to become immediately due and payable. If such acceleration occurs, DMS would not be able to repay its debt and may not be able to borrow sufficient additional funds to refinance such debt. DMS's ability to obtain in the future any necessary waivers of compliance with the financial or other covenants cannot be assured. DMS's ability to refinance its outstanding indebtedness under the credit agreement upon the expiration of the credit agreement will be dependent upon its ability to achieve and maintain cash flow from operations sufficient to satisfy its obligations. No assurance can be given that DMS will be able to refinance the indebtedness upon the expiration of the credit agreement.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk, i.e. the risk of loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase annual interest expense by $0.8 million based upon the amount of the Company's variable rate debt outstanding at June 30, 2000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

The annual stockholders meeting was held on June 15, 2000. Holders on the record date for the annual meeting of 12,316,145 shares of the Common Stock were entitled to cast one vote per share on each matter presented at the meeting. The agenda items received the following vote:

1. Election of Directors. The nominee for Director were elected pursuant to the following vote:

       Nominee                          For                 Authority Withheld
       -------                          ---                 ------------------
       Anne Smyth                    10,304,955                   152,374
       H. Steve Swink                10,301,453                   155,876

2. Ratification of the appointment of the Company's independent accountants for the fiscal year ending December 31, 2000. The appointment was ratified by the following vote:

        For                           Against                     Abstain
        ---                           -------                     -------
     10,409,859                        30,095                     17,375

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits
      10.1  Employment Agreement for Douglas A. Roth, dated May 15, 2000
      27.1  Financial date schedule
      99.1  First Amendment to the Credit Agreement
      99.2  Second Amendment to the Credit Agreement

b)    Reports on Form 8-K
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DISPATCH MANAGEMENT SERVICES CORP.

Date:  August 2, 2000                   By: /s/ Douglas A. Roth
                                           -------------------------------------
                                           Douglas A.  Roth
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number    Description

10.1      Employment Agreement for Douglas A. Roth, dated May 15, 2000
27.1      Financial data schedule
99.1      First Amendment to the Credit Agreement
99.2      Second Amendment to the Credit Agreement