Form 10-Q
period 2000-09-30
DISPATCH MANAGEMENT SERVICES CORP
filed 2000-11-14
CIK 1048897

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarter ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 2000, there were 12,630,464 shares of Common Stock outstanding.

                       DISPATCH MANAGEMENT SERVICES CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

            Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

            Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2000 and 1999

            Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 3. Defaults upon Senior Securities.

Item 6. Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                       DISPATCH MANAGEMENT SERVICES CORP.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

                                                                       September 30,  December 31,
                                                                           2000           1999
                                                                       -------------  ------------
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ......................................      $     878       $   2,715
  Accounts receivable, less allowances of $1,701 and $1,968 ......         22,466          29,052
  Prepaid and other current assets ...............................          2,756           1,341
  Income tax receivable ..........................................             78             640
                                                                        ---------       ---------
          Total current assets ...................................         26,178          33,748

Property and equipment, net ......................................          9,129           9,262
Deferred financing costs, net ....................................            230             433
Intangible assets, primarily goodwill, net .......................        147,547         151,778
Other assets .....................................................            812           1,384
                                                                        ---------       ---------
          Total assets ...........................................      $ 183,896       $ 196,605
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdrafts ................................................      $   2,880       $   2,527
  Current portion of long-term debt ..............................         73,350           2,000
  Accounts payable ...............................................          5,864           5,781
  Accrued liabilities ............................................          9,068          11,994
  Accrued payroll and related expenses ...........................          3,986           4,019
  Income tax payable .............................................            614           1,769
  Acquisition-related notes payable, current portion .............          3,724           5,709
                                                                        ---------       ---------
          Total current liabilities ..............................         99,486          33,799

Long-term debt ...................................................             --          71,750
Acquisition-related notes payable ................................          1,521           2,944
Other long-term liabilities ......................................          4,719           3,348
                                                                        ---------       ---------
          Total liabilities ......................................        105,726         111,841
                                                                        ---------       ---------

    Commitments and contingencies - (see notes)

    Stockholders' equity:
      Common stock, $.01 par value, 100,000,000 shares authorized;
         12,630,464 and 12,872,946 shares outstanding ............            127             129
    Additional paid-in capital ...................................        119,834         120,692
    Accumulated deficit ..........................................        (40,099)        (35,727)
    Accumulated other comprehensive loss .........................         (1,534)           (330)
    Less common stock held in treasury ...........................           (158)             --
                                                                        ---------       ---------
              Total stockholders' equity .........................         78,170          84,764
                                                                        ---------       ---------
              Total liabilities and stockholders' equity .........      $ 183,896       $ 196,605
                                                                        =========       =========

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except for share amounts)

                                                                         Three months ended                Nine Months ended
                                                                             September 30,                   September 30,
                                                                    -----------------------------     -----------------------------
                                                                        2000             1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Net revenue ....................................................    $     43,702     $     53,242     $    137,512     $    166,824
Cost of revenue ................................................          27,476           32,185           85,111          101,702
                                                                    ------------     ------------     ------------     ------------
  Gross profit .................................................          16,226           21,057           52,401           65,122

Selling, general and administrative expenses ...................          15,825           15,809           43,781           51,951
Depreciation and amortization ..................................           2,111            2,001            6,276            6,116
Other  income ..................................................              --             (391)              --             (397)
                                                                    ------------     ------------     ------------     ------------
   (Loss) income from operations ...............................          (1,710)           3,638            2,344            7,452

Interest expense ...............................................           2,126            1,872            6,242            6,641
                                                                    ------------     ------------     ------------     ------------
(Loss) income before income tax provision ......................          (3,836)           1,766           (3,898)             811
Income tax provision ...........................................             249              184              474              714
                                                                    ------------     ------------     ------------     ------------
  Net  (loss) income ...........................................    $     (4,085)    $      1,582     $     (4,372)    $         97
                                                                    ============     ============     ============     ============

   Net income (loss) per basic common share ....................    $      (0.32)    $       0.13     $      (0.35)    $       0.01
                                                                    ============     ============     ============     ============

   Weighted average number of basic common shares outstanding ..      12,666,535       12,113,023       12,608,040       11,983,935
                                                                    ============     ============     ============     ============

   Net income (loss) per diluted common share ..................    $      (0.32)    $       0.13     $      (0.35)    $       0.01
                                                                    ============     ============     ============     ============

  Weighted average number of diluted common shares outstanding .      12,666,535       12,252,673       12,608,040       12,088,952
                                                                    ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                       DISPATCH MANAGEMENT SERVICES CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Nine months ended
                                                                      September 30,
                                                                   -------------------
                                                                    2000        1999
                                                                   -------     -------
Cash flows from operating activities:
  Net (loss) income ...........................................    $(4,372)    $    97
  Adjustments  to  reconcile  net  (loss)  income  to net cash provided by
     Operating activities:
     Depreciation .............................................      2,592       2,145
     Amortization of goodwill and other intangibles ...........      3,684       3,971
     Provision for doubtful accounts ..........................        547         825
     Amortization of deferred financing costs .................        278         989
     Changes in operating assets and liabilities:
            Accounts receivable ...............................      5,957        5261
            Prepaid and other current assets ..................       (853)        432
            Accounts payable and accrued liabilities ..........     (3,911)     (6,946)
            Other assets                                                79          --
                                                                   -------     -------

            Net cash provided by operating activities .........      4,001       6,774
                                                                   -------     -------

Cash flows from investing activities:
  Cash used in acquisitions, net of cash acquired .............         --      (7,469)
  Additions to property and equipment .........................     (2,458)     (1,478)
                                                                   -------     -------
            Net cash used in investing activities .............     (2,458)     (8,947)
                                                                   -------     -------

Cash flows from financing activities:
  Proceeds from bank borrowings ...............................        850       3,150
  Payments on bank borrowings .................................     (1,250)       (600)
  Payments on acquisition-related debt ........................     (3,408)         --
  Financing costs .............................................        (75)       (399)
  Proceeds from (payments on) long and short-term obligations        1,238      (1,288)
  Purchase of treasury stock ..................................        (77)         --
                                                                   -------     -------

            Net cash (used in) provided by financing activities     (2,722)        863
                                                                   -------     -------

Effect of exchange rate changes on cash and cash equivalents ..       (658)       (245)
                                                                   -------     -------

Net decrease in cash and cash equivalents .....................     (1,837)     (1,555)

Cash and cash equivalents, beginning of period ................      2,715       3,012
                                                                   -------     -------

Cash and cash equivalents, end of period ......................    $   878     $ 1,457
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

      In order to create an international network of same-day, on-demand delivery services, DMS entered into definitive agreements to acquire both U.S. and foreign companies (the "Founding Companies") and concurrently completed the Offering and acquisition of the Founding Companies on February 11, 1998. Subsequent to the acquisition of the Founding Companies, DMS acquired an additional 28 same-day courier or messenger firms in 1998 as part of its strategic growth strategy (the acquisition of the Founding Companies and the subsequent acquisitions referred to collectively as the "Acquisitions").

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

      The Company's consolidated financial statements have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability to continue as a going concern is dependent, among other things, upon the Company achieving profitable results, obtaining positive cash flow from operations and renegotiating and complying with the terms of its bank debt.

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

2. Long-term Debt

      On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78,400, which included a sub-limit of $3,800 for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500 for January 2000, $150 per month for April 2000 through November 2000, and $300 per month from December 2000 through May 2001. In addition, the Company is required by the terms of the Second Amendment to the Credit Agreement to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15,000, by December 31, 2000 (the "Capital Event Requirement"). On July 26, 2000, the senior lenders agreed to extend the expiration date of the Credit Agreement to August 31, 2001. As of September 30, 2000 the Company was in default of the repayment terms of principal and interest and the financial covenants described in the Second Amendment to the Credit Agreement. The Company expect to enter into a Forbearance Agreement (the "Forbearance Agreement") with the senior lenders. The Forbearance Agreement has a termination date of November 30, 2000, which may be extended by the senior lenders. Accordingly, all amounts due the senior lenders have been reflected as current liabilities on the consolidated balance sheet at September 30, 2000. The Forbearance Agreement requires, among other things, that the Company engage a consultant to assist the Company in improving its operations and financial performance. In accordance with the Forbearance Agreement, the Company has engaged the services of Zolfo Cooper, LLC ("Zolfo") a nationally recognized business advisory consultant. Zolfo will be paid on an hourly basis and has the ability to earn a bonus upon the successful completion of its assignment. The Company is presently in the process of renegotiating the terms of the Credit Agreement with the senior lenders.

      Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at September 30, 2000 was LIBOR + 3.75% (30-Day LIBOR at September 30, 2000 was 6.62%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

      Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses), (ii) a maximum total debt to EBITDA ratio of no more than 4.25:1, (iii) maintenance of a collateral coverage ratio of no less than 35%, and (iv) a minimum quarterly interest coverage ratio of no less then 2.25:1, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the Acquisitions.

3. Stockholders' Equity and Comprehensive Loss

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

      Changes in stockholders' equity and comprehensive income (loss) during the nine months ended September 30, 2000 and 1999 were as follows:

                                                                          September 30, 2000              September 30, 1999
                                                                     ----------------------------    ----------------------------
                                                                     Stockholders'  Comprehensive    Stockholders'  Comprehensive
                                                                        Equity           Loss           Equity           Loss
                                                                     -------------  -------------    -------------  -------------

Stockholders' equity at beginning of period ...................        $ 84,764                        $ 99,373

Comprehensive income (loss):
     Net income (loss) ........................................          (4,372)        $(4,372)             97         $    97
Common stock/additional paid-in capital:
     Issuances ................................................             171                               3
     Issuances for payment of acquisition debt ................             913
     Cancelled stock ..........................................          (1,944)                         (1,454)

Foreign currency translation adjustment .......................          (1,204)         (1,204)           (245)           (245)
Purchase of treasury stock ....................................            (158)
                                                                       --------         -------        --------         -------

     Total ....................................................          (2,222)        $(5,576)         (1,599)        $  (148)
                                                                       --------         -------        --------         -------
   Stockholders' equity at end of period ......................        $ 78,170                        $ 97,774
                                                                       ========                        ========

      During the nine months ended September 30, 2000, the Company cancelled 777,940 shares of common stock previously held in escrow pending resolution of certain loan and earn-out arrangements. Also during the nine months ended September 30, 2000, the Company purchased 80,654 shares of its common stock issued in connection with acquisitions.

4. Taxation

      The Company's effective tax rate can vary depending on the financial performance of the different geographic operating regions. The Company has incurred income tax expense in the United Kingdom and Australasian divisions, which are not currently benefiting from significant carryforward tax losses generated in the United States.

5. Legal Proceedings

      The Company is involved in several acquisition-related disputes concerning the interpretation of certain acquisition contracts, including non-compete agreements and the earn-out provisions. The Company has accrued $3,400 and $5,600 as an estimate of the liability with respect to these cases at September 30, 2000 and December 31, 1999, respectively. One of those cases with a brand manager group was recently settled. No one of these disputes involves a claim for damages in excess of $1,700.

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

6. Segment Information

      The Company operates in one reportable segment: on-demand delivery services. The Company evaluates the performance of its geographic regions based on operating income (loss) excluding interest expense, other income and expense, the effects of non-recurring items, and income tax expense. The following is a summary of local operations by geographic region for 2000 and 1999:


Nine months ended                               United
September 30, 2000         United States        Kingdom          Australasia          Total
------------------         -------------        -------          -----------          -----

Net revenue                  $ 77,722           $ 47,632          $ 12,158          $137,512

Operating income/(loss)           (91)             1,445               990             2,344

Identifiable assets            24,974              7,909             3,466            36,349

Capital expenditures              775              1,581               130             2,486

Depreciation                    1,398              1,006               187             2,591


Nine months ended                               United
September 30, 1999         United States        Kingdom          Australasia          Total
------------------         -------------        -------          -----------          -----

Net revenue                  $ 96,461           $ 57,690          $ 12,673          $166,824

Operating income                2,624              4,125               703             7,452

Identifiable assets            26,233             17,288             3,569            47,043

Capital expenditures              458                838               182             1,478

Depreciation                    1,446                603                95             2,145

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Company's consolidated financial statements, including the notes thereto, and the other financial information appearing elsewhere in this report. Statements regarding future economic performance, management's plans and objectives, and any statements concerning management's assumptions related to the foregoing contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Forward-lookin statements may be identified by the use of term such as "may," "will," "should," "expect," "instead," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continues," or the negative of these or other terminology. Certain factors which may cause actual results to vary materially from these forward-looking statements accompany such statements or are listed in "Factors Affecting the Company's Prospects" set forth below and in the Company's annual report on Form-10K for the year ended December 31, 1999. Except for the per share data, all dollars are in thousands.

Overview

The Company was formed in 1997 to create one of the largest providers of point-to-point delivery services in the world. The Company focuses on point-to-point delivery by foot, bicycle, motorcycle, car and truck and operates in 22 of the largest metropolitan markets in the United States as well as the United Kingdom, Australia and New Zealand.

Results of operations

                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                           2000       1999      2000       1999
                                           -----      -----     -----      -----
Net revenue                                100.0 %    100.0 %   100.0 %    100.0 %
Cost of revenue                             62.9       60.5      61.9       61.0
                                           -----      -----     -----      -----
 Gross profit                               37.1       39.5      38.1       39.0

Selling, general and
  Administrative expenses                   36.2       29.0      31.8       30.9
Depreciation and amortization                4.8        3.8       4.6        3.7
                                           -----      -----     -----      -----
  Operating income                          (3.9)       6.8       1.7        3.4

Interest expense                             4.8        3.2       4.6        3.2
Amortization and write-off of deferred
  financing costs                            0.0        0.3       0.0        0.8
                                           -----      -----     -----      -----
Loss before income taxes                    (8.7)       3.3      (2.9)       0.5

Provision for income taxes                   0.6        0.3       0.3        0.4
                                           -----      -----     -----      -----
Net loss                                    (9.3)       3.0      (3.2)       0.1
                                            ====       ====      ====       ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenue

Net revenue for the three months ended September 30, 2000 decreased by $9,500, or 17.9%, to $43,700 from $53,200 million for the three months ended September 30, 1999. This decrease was primarily due to the continued realignment of certain non-core businesses related to the acquisition of 28 urgent on-demand, point-to-point courier firms that the Company acquired in connection with or at various dates following the Company's initial public offering in February 1998. The Company's revenue was predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia (dollars in thousands):

                            Three months ended            Three months ended
                            September 30, 2000            September 30, 1999
                            ------------------            ------------------

United States            $24,124           55.2 %       $30,704           57.7 %
United Kingdom            15,661           35.8          18,469           34.6
Australasia                3,917            9.0           4,069            7.7
                         -------          -----         -------          -----
 Total                   $43,702          100.0 %       $53,242          100.0 %
                         =======          =====         =======          =====

Since the completion of certain acquisitions, the Company has re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. Additionally, some customers were transferred or lost as part of negotiated settlements with former owners of acquired businesses. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations. Foreign exchange fluctuations reduced the United Kingdoms and Australasia revenue compared to revenue for the comparable period by 4.26%, or $673, and 7.95%, or $340, respectively.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2000 decreased by $4,700, or 14.6%, to $27,500 from $32,200 for the three months ended September 30, 1999. This decrease was primarily due to the decrease in net revenue noted above. Expressed as a percentage of net revenue, cost of revenue for the three months ended September 30, 2000 increased to 62.9%, from 60.5% for the three months ended September 30, 1999. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the three months ended September 30, 2000, cost of revenue percentages for the United States, United Kingdom and Australasia were 63.2%, 62.7%, and 61.8%, respectively, as compared to 58.1%, 64.4%, and 60.1%, respectively, for the comparable 1999 period. The increased cost of revenue percentage in the United States of 5.1% was mainly attributed to an increase in courier-related insurance premiums and the Company's inability to reduce the fixed cost component of cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2000 remained flat at $15,800 compared to the three months ended September 30, 1999. Expressed as a percentage of net revenue, selling, general and administrative costs for the three months ended September 30, 2000 increased to 36.2%, from 29.0% for the three months ended September 30, 1999. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the three months ended September 30, 2000, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 39.0%, 33.8%, and 29.0%, respectively, as compared to 30.2%, 28.3%, and 32.6%, respectively, for the comparable 1999 period. During the three months ended September 30, 2000, the United States operation incurred expenses of $700, or 3% of net revenue, related to the resignation of the Chief Executive Officer, a brand manager's performance bonus adjustment due to a recent settlement, and consulting fees related to the default and ongoing renegotiations of the senior credit facility.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2000 was $2,100, or 4.8% of revenue, an increase of $100 as compared to the three months ended September 30, 1999. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles.

Interest Expense and Deferred Financing Costs

Interest expense, including the amortization of deferred financing costs, for the three months ended September 30, 2000 was $2,100, or 4.8% of the Company's net revenue. This represents an increase of $300 from the same period in 1999. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. The interest rate on the senior credit facility was 10.4% during the three months ended September 30, 2000, compared with 9.2% to 9.4% for the three months ended September 30, 1999. The Company amortized $100 of deferred financing fees during the three months ended September 30, 2000. Interest expense incurred on the senior bank debt during the three months ended September 30, 2000 amounted to $2,000.

Provision for Income Taxes

The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The low effective tax rate for the three months ended September 30, 2000 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Revenue

Net revenue for the nine months ended September 30, 2000 decreased by $29,300, or 17.6%, to $137,500 from $166,800 for the nine months ended September 30, 1999. This decrease was primarily due to the continued realignment of certain non-core businesses related to the acquisition of 28 urgent, on-demand, point-to-point courier firms that the Company acquired in connection with or at various dates following the Company's initial public offering in February 1998. The

Company's revenue was predominantly earned from urgent delivery services performed throughout the United States, the United Kingdom, and Australasia (dollars in thousands):

                          Nine months ended              Nine months ended
                         September 30, 2000              September 30, 1999
                         ------------------              ------------------

United States        $ 77,722           56.6 %        $ 96,460           57.8 %
United Kingdom         47,632           34.6            57,690           34.6
Australasia            12,158            8.8            12,674            7.6
                     --------          -----          --------          -----
 Total               $137,512          100.0 %        $166,824          100.0 %
                     ========          =====          ========          =====

Since the completion of certain acquisitions, the Company has re-priced or ceased providing certain services which failed to meet required margin criteria, or were not pure urgent, point-to-point delivery services. Additionally, some customers were transferred or lost as part of negotiated settlements with former owners of acquired businesses. There can be no assurance that any such initiatives in the future will not have a material adverse effect on the Company's business, financial condition or results of operations. Foreign exchange fluctuations reduced the United Kingdom and Australasia revenue compared to revenue for the comparable period by 4.26%, or $2,119, and 7.95%, or $1,007, respectively.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2000 decreased by $16,600, or 16.3%, to $85,100 from $101,700 for the nine months ended September 30, 1999. This decrease was primarily due to the decrease in net revenue noted above. Expressed as a percentage of net revenue, cost of revenue for the nine months ended September 30, 2000 increased to 61.9%, from 61.0% for the nine months ended September 30, 1999. Cost of revenue percentages in the United States, the United Kingdom, and Australasia vary considerably as a result of different compensation structures, the proportion of owner-operated vehicles, the type of benefit plans, and the mix of business. For the nine months ended September 30, 2000, cost of revenue percentages for the United States, United Kingdom and Australasia were 61.8%, 62.3%, and 61.2%, respectively, as compared to 59.4%, 63.4%, and 61.7%, respectively, for the comparable 1999 period. The increased cost of revenue percentage in the United States of 2.4% was mainly attributed to an increase in courier-related insurance premiums and the Company's inability to reduce the fixed cost component of cost of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased by $8,200, or 15.7%, to $43,800 from $52,000 for the nine months ended September 30, 1999. This decrease was primarily due to the benefits of headcount reduction and cost containment initiatives that were executed throughout 1999. Expressed as a percentage of net revenue, selling, general and administrative costs for the nine months ended September 30, 2000 increased to 31.8%, from 30.9% for the nine months ended September 30, 1999. Selling, general and administrative percentages in the United States (including corporate), the United Kingdom, and Australasia vary considerably as a result of the degree of physical integration, different compensation structures and the mix of business. For the nine months ended September 30, 2000, selling, general and administrative expense percentages for the United States, United Kingdom, and Australasia were 39.0%, 33.8%, and 29.0%, respectively, as compared to 33.1%, 28.0%, and 31.1%, respectively, for the comparable 1999 period. During the nine months ended September 30, 2000 the United States operation expensed $700, or 1% of net revenue, related to the resignation of the Chief Executive Officer, a brand managers performance bonus adjustment due to the recent settlement and consulting fees related to the default and ongoing renegotiation of the senior credit facility.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2000 was $6,300, or 4.6% of revenue, an increase of $200 as compared to the nine months ended September 30, 1999. Depreciation and amortization expense includes depreciation on property, plant and equipment, and amortization of goodwill and other intangibles.

Interest Expense and Deferred Financing Costs

Interest expense, including the amortization of deferred financing costs, for the nine months ended September 30, 2000 was $6,200, or 4.6% of the Company's net revenue. This represents a decrease of $400 from the same period in 1999. The 1999 interest and deferred financing costs include a write-off of $900 of fees associated with the senior credit facility. Interest expense included interest on senior debt, acquired debt, acquisition-related debt, and capital lease obligations, as well as bank charges. Interest rates on the senior credit facility ranged from 9.8% to 10.4% during the nine months ended September 30, 2000, compared with 6.9% to 9.4% for the nine months ended September 30, 1999. The Company amortized $200 of deferred financing fees during the nine months ended September 30, 2000. Interest expense incurred on the senior bank debt during the nine months ended June 30, 2000 amounted to $6,600.

Provision for Income Taxes

The Company's effective tax rate can vary dependent on the financial performance of the different geographic regions. The effective tax rate for the nine months ended September 30, 2000 is a direct result of lower profitability in the United Kingdom and the utilization of carryforward losses in the United States.

Liquidity and Capital Resources

As of September 30, 2000 the Company was in default of the repayment terms of principal and interest and the financial covenants described in the Second Amendment to the Credit Agreement. See the Senior Credit Facility section.

The Company is a holding company that conducts all of its operations through its wholly-owned subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, and cash available, if any, from its senior credit facility.

At September 30, 2000, the Company had $900 in cash and cash equivalents, $2,900 of bank overdrafts, $73,300 of senior bank debt, and $5,200 of short and long-term acquisition-related debt. Net cash provided from operating activities for the nine months ended September 30, 2000 was $4,000. Accounts receivable days sales outstanding decreased by 7 days to 49 days, during the nine months ended September 30, 2000. Net cash used in investing and financing activities was $2,400 and $2,800, respectively, for the nine months ended September 30, 2000. Capital expenditures totaled $2,500 in the nine months ended September 30, 2000, primarily for office and technology-related expenditures. Management presently anticipates that such additional capital expenditures will total $4,000 over the next two years, including $2,500 of computer equipment, $1,000 of communications equipment, and $500 of leasehold improvements. However, no assurance can be made with respect to the actual timing and amount of such expenditures.

Senior Credit Facility

On April 8, 1999, the Company entered into a definitive Amended and Restated Credit Agreement with NationsBank N.A. and a syndicate of senior lenders (the "Credit Agreement"). The Credit Agreement provided for a revolving loan commitment of $78,400, which included a sub-limit of $3,800 for existing standby letters of credit. The revolving loan commitment is reduced by the amount of monthly principal repayments. Pursuant to the Second Amendment to the Credit Agreement dated March 30, 2000, all amounts drawn under the line of credit must be repaid on May 31, 2001, with minimum principal payments of $500 for January 2000, $150 per month for April 2000 through November 2000, and $300 per month from December 2000 through May 2001. In addition, the Company is required by the terms of the Second Amendment to the Credit Agreement to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15,000 by December 31, 2000 (the "Capital Event Requirement"). On July 26, 2000 the senior lenders extended the expiration date of the Credit Agreement to August 31, 2001. As of September 30, 2000 the Company was in default of the repayment terms of principal and interest and the financial covenants described in the Second Amendment to the Credit Agreement. The Company expects to enter into a

Forbearance Agreement (the "Forbearance Agreement") with the senior lenders. The Forbearance Agreement has a termination date of November 30, 2000, which may be extended by the senior lenders. Accordingly, all amounts due the senior lenders have been reflected as current liabilities on the consolidated balance sheet at September 30, 2000. The Forbearance Agreement requires, among other things, that the Company engage a consultant to assist the Company in improving its operations and financial performance. In accordance with the Forbearance Agreement, the Company has engaged the services of Zolfo Cooper, LLC ("Zolfo") a nationally recognized business advisory consultant. Zolfo will be paid on an hourly basis and has the ability to earn a bonus upon the successful completion of its assignment. The Company is presently in the process of renegotiating the terms of the Credit Agreement with the senior lenders.

Outstanding principal balances under the line of credit bear interest at increments between 1.75% and 4.00% over the LIBOR rate, depending on the Company's ratio of Funded Debt to trailing quarter annualized EBITDA (as defined in the Credit Agreement). The pricing level at September 30, 2000 was LIBOR + 3.75% (30-Day LIBOR at September 30, 2000 was 6.62%). Borrowings under the line of credit are collateralized by a first lien on all of the assets of the Company, including the shares of common stock of certain of the Company's subsidiaries.

Other financial covenants include: (i) maintenance of a positive monthly pre-tax income on a consolidated basis (adjusted for certain non-cash gains and losses),
(ii) a maximum total debt to EBITDA ratio of no more than 4.25:1, (iii) maintenance of a collateral coverage ratio of no less than 35%, and (iv) a minimum quarterly interest coverage ratio of no less than 2.25:1, defined as EBITDA as a ratio to cash interest expense. The Credit Agreement prohibits (i) liens, pledges and guarantees that can be granted by the Company, (ii) the declaration or payment of cash dividends, and (iii) the sale of stock of the Company's subsidiaries. The Credit Agreement also limits (i) the amount of indebtedness that the Company can incur, (ii) the amount of finance lease commitments, and (iii) certain capital expenditures. Material acquisitions and disposals of certain operations require approval by the lender. The Credit Agreement contains customary representations and warranties, covenants, defaults and conditions. The line of credit is intended to be used for short-term working capital, and for the issuance of letters of credit. The credit facility specifically allows for the payment of various acquisition-related notes payable disclosed in the consolidated financial statements related to the Acquisitions.

The Credit Agreement has been extended to expire on August 31, 2001. Should the Company not be in a position to repay the debt upon maturity, it would look to renegotiate or refinance the debt, but any such refinancing would likely be on less favorable terms. In the event that the Company is unable to renegotiate or refinance the Credit Agreement or the Company does not comply with any of the covenants of the Credit Agreement, such as the Capital Event Requirement, the bank would have the right to call the loan as defined the Credit Agreement, subject to the provisions in the Forbearance Agreement. The Company's ability to continue as a going concern is dependent upon, i) achieving and maintaining cash flow from operations sufficient to satisfy its current obligations, and ii) renegotiating and complying with the terms of its senior credit facility. Given the current Credit Agreement restrictions, the Company is unlikely to pursue further acquisition opportunities during the next twelve to eighteen months.

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

Factors Related to Our Financial Condition. DMS is highly leveraged. This substantial indebtedness severely limits cash flow available for our operations and has adversely affected our ability to service debt or obtain additional financing if necessary. As of September 30, 2000, DMS had $75,865 outstanding under its credit agreement. The credit agreement requires repayment of all outstanding indebtedness on August 31, 2001 and the payment each month of $150 through November 2000 and $300 thereafter and through May 2001. The credit agreement contains various financial covenants and requires DMS to complete a merger or acquisition or a private or public placement of debt or equity, the total value of which exceeds $15,000, by December 31, 2000. DMS was in default of the repayment terms of principal and interest and the financial covenants on September 30, 2000 and expects to enter into a Forbearance Agreement which expires as of November 30, 2000. The Forbearance Agreement can be extended by the senior lenders. The default, if not waived by our lenders, could result in the acceleration of our outstanding debt and cause our debt to become immediately due and payable. If such acceleration occurs, DMS would not be able to repay its debt and may not be able to borrow sufficient additional funds to refinance such debt. DMS's ability to obtain in the future any necessary waivers of compliance with the financial or other covenants cannot be assured. DMS's ability to refinance its outstanding indebtedness under the credit agreement will be dependent upon its ability to achieve and maintain cash flow from operations sufficient to satisfy its obligations. No assurance can be given that DMS will be able to refinance the indebtedness.

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

Interest Rate Exposure

The Company has not entered into interest rate protection agreements on borrowings under its credit facility, but may do so in the future. A one percent change in interest rates on variable rate debt would increase annual interest expense by $800 based upon the amount of the Company's variable rate debt outstanding at September 30, 2000.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The Company is in default of the repayment terms of principal and interest and the financial covenants described in the Second Amendment to the Credit Agreement. As of November 14, 2000 the aggregate amount of the principal and interest arrearage was $1,585.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      10.1  Resignation Agreement for H. Steven Swink, dated September 22, 2000
      10.2  Severance Agreement for Marko Bogoievski dated May 1, 2000
      27.1  Financial Data Schedule

b)    Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    DISPATCH MANAGEMENT SERVICES CORP.


Date: November 14, 2000                              By: /s/ Douglas A. Roth
                                                         --------------------
                                                         Douglas A.  Roth
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
 Number   Description
------

10.1      Resignation Agreement for H. Steven Swink, dated September 22, 2000
10.2      Severance Agreement for Marko Bogoievski dated May 1, 2000
27.1      Financial Data Schedule